Form 10-Q
period 2008-06-30
INTREorg SYSTEMS INC.
filed 2008-08-19
CIK 1295560

FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         For Quarter Ended June 30, 2008

                        Commission file number: 000-29621

                             Intreorg Systems, Inc.

             (Exact name of registrant as specified in its charter)

           Texas                                        45-0526215
-------------------------------        -----------------------------------------
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                 2000 Wadsworth Blvd, PMB 179 Lakewood, CO 80214
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (303) 507-4560

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class: None Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

The number of shares of common stock issued and outstanding as of August 19, 2008 was 9,562,016.


                                    Table of Contents
                                                                                           PAGE
---------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

  Balance Sheets June 30, 2008 (unaudited) and September 30, 2007 audited                     F-1

  Statements of Operations for the Three and Six Months ended June 30, 2008 and
  2007 (unaudited) and the period February 25, 1997 (inception) to June 30, 2008              F-2

  Statements of Stockholders Equity for the period February 25, 1997 (inception)
  to June 30, 2008 unaudited)                                                                 F-3

  Statements of Cash Flows for the Nine Months ended June 30, 2008 and 2007
  (unaudited) and the period February 27, 1997 (inception) to June 30, 2008                   F-4

  Notes to Condensed Consolidated Financial Statements (Unaudited)                            F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations                                                                                 3

Item 3 Qualitative and Quantitative Disclosures About Market Risk                             8

Item 4. Controls and Procedures                                                               8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                     8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                           8

Item 3. Defaults upon Senior Securities                                                       8

Item 4. Submission of Matters to a Vote of Security Holders                                   9

Item 5. Other Information                                                                     9

Item 6. Exhibits and Reports on Form 8-K                                                      9

Signatures                                                                                   10


                                INTREorg Systems, Inc.
                            (A Development Stage Company)
                                    Balance Sheets

                                                                    June 30,       December 31,
                                                                      2008             2007

                                                                 ---------------  ---------------
ASSETS:

Current Assets:
       Cash                                                               $ 811              $ -
       Accounts Receivable                                                9,577            9,577
       Advances Receivable                                               12,138           11,078
                                                                 ---------------  ---------------
            Total Current Assets                                         22,526           20,655

Furniture and fixtures - net                                             10,207         $ 10,207

Deposits                                                                  6,900          $ 6,900
Investment - Fusion Equity                                                1,000          $ 1,000

TOTAL ASSETS                                                           $ 40,633         $ 38,762
                                                                 ===============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
       Cash Deficit                                                         $ -            $ 458
       Accounts payable                                                 557,986          462,225
       Accrued expenses and liabilities                                 544,568          528,640
       Notes Payable                                                    528,386          504,386
                                                                 ---------------  ---------------
            Total Current Liabilities                                 1,630,940        1,495,709

Stockholders' Equity
Common Stock, no par value; 100,000,000 shares authorized
       5,120,416 and 8,310,416 shares issued and outstanding            301,755          294,780
       at December 31, 2007 and December 31, 2006 respectively

Preferred Stock, no par value; 2,000,000 shares authorized
       none and 169,100 shares issued and outstanding                   247,100          247,100
       at December 31, 2007 and December 31, 2006 respectively

Deficit accumulated during the development stage                     (2,139,162)      (1,998,827)
                                                                 ---------------  ---------------

            Total Stockholders' equity                               (1,590,307)      (1,456,947)
                                                                 ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 40,633         $ 38,762
                                                                 ===============  ===============


      The accompanying notes are an integral part of these financial statements.
                                         F-1


                                             INTREorg Systems, Inc.
                                         (A Development Stage Company)
                                            Statements of Operations

                                                                                                          November 3, 2003
                                               Three-Month Period Ended       Six-Month Period Ended       (Inception) to
                                                       June 30,                      June 30,                 June 30,
                                                 2008           2007           2008            2007             2008
                                             ----------------------------  -----------------------------  -----------------
                                                     (Unaudited)                    (Unaudited)

Revenue                                               $ -            $ -             $ -            $ -          $ -

        Depreciation                                                                   -              -              6,175
        General and administrative                 96,276         76,030         157,242        163,326          2,136,992
                                             -------------  -------------  --------------  -------------  -----------------

              Total Expenses                       96,276         76,030         157,242        163,326          2,143,167
                                             -------------  -------------  --------------  -------------  -----------------

Net Operating Loss                                (96,276)       (76,030)       (157,242)      (163,326)        (2,143,167)
                                             -------------  -------------  --------------  -------------  -----------------

Other Revenue / (Expense)

        Forgiveness of debt                                                            -              -            135,750
        Interest Income                                               71               -            356                356
        Interest Expense                           (8,847)        (8,498)        (18,093)       (14,956)          (132,101)
                                             -------------  -------------  --------------  -------------  -----------------

Net Loss                                       $ (105,123)     $ (84,457)     $ (175,335)    $ (177,926)      $ (2,139,162)
                                             =============  =============  ==============  =============  =================

Net Income/Loss per share of common
stock                                          $    (0.01)       $ (0.01)        $ (0.02)       $ (0.03)
                                             =============  =============  ==============  =============
Weighted average number of common
        shares outstanding                      9,222,027      5,367,516       8,966,058      5,367,516
                                             =============  =============  ==============  =============





                   The accompanying notes are an integral part of these financial statements
                                                      F-2


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                        Indirect Method

                                                                                                        November 3, 2003
                                                                           Six-Months Ended              (Inception) to
                                                                                June 30,                    March 31,
                                                                       2008               2007                2008
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Profit (Loss)                                                      $ (175,335)        $ (177,926)         $ (2,139,161)
         Depreciation                                                           -                  -                 6,165
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                      (1,060)               500               (21,715)
         Increase in notes receivable and accrued interest
         Increase in Accounts Payable and accrued liabilities             146,689             65,876             1,102,553
         Increase (Decrease) in Deposits                                        -                  -                (6,900)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                               (29,706)          (111,550)           (1,059,058)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase (decrease) in loans payable                              24,000            192,500               528,386
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                           6,975                  -               301,755
                                                                  ----------------  -----------------  --------------------

Common Stock, no par value; 100,000,000 shares authorized                  30,975            192,500             1,077,241
                                                                  ----------------  -----------------  --------------------

Net Increase (Decrease) in Cash                                             1,269             80,950                   811
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                  (458)            (6,294)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                       $ 811           $ 74,656                 $ 811
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -                   $ -
                                                                  ================  =================  ====================

         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================





           The accompanying notes are an integral part of these financial statements
                                              F-3


                                             INTREorg Systems, Inc.
                                         (A Development Stage Company)
                                              Stockholders' Equity

                                December 31, 2007


                                                                                                      Deficit
                                                                                                   Accum. During
                                            Comon Stock                 Preferred A Stock         the Development
                                     # of Shares      Amount         # of Shares   Amount              Stage             Totals
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------

Balance - November 3, 2003                        -          $ -                          $ -                $ -               $ -
   Stock issued for cash                  1,000,000        5,000                                                             5,000
Net Loss for period                                            -                                          (3,325)           (3,325)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balance - December 31, 2003               1,000,000        5,000             -              -             (3,325)            1,675
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------

   Stock issued for cash                     33,000       16,500       169,100        169,100                              185,600
   Stock issued for services                145,833          729                                                               729
   Stock issued for compensation            448,333       13,518                                                            13,518
Net Loss for period                                                                                     (605,823)         (605,823)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balances - December 321, 2004             1,627,166       35,747       169,100        169,100           (609,148)         (404,301)

   Stock issued for cash                     64,000       32,000        76,000         76,000                              108,000
   Stock issued for services                297,000        8,850                                                             8,850
   Stock issued for compensation             61,000       30,500                                                            30,500
   Stock issued for interest                990,000        9,900         2,000          2,000                               11,900
Net Loss for period                                                                                     (657,305)         (657,305)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balances - December 31, 2005              3,039,166      116,997       247,100        247,100         (1,266,453)         (902,356)

   Stock issued for services                250,000      125,000                                                           125,000
   Stock issued for interest              1,831,250       18,313                                                            18,313
Net Loss for period                                                                                     (313,399)         (313,399)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balances - December 31, 2006              5,120,416      260,310       247,100        247,100         (1,579,852)       (1,072,442)
Common Stock, no par value;
  100,000,000 shares authorized
   Stock issued for services                500,000        5,000                                                             5,000
   Stock issued for interest              2,690,000       26,900                                                            26,900
Net Loss for period                                                                                     (383,975)         (383,975)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balances - December 31, 2007              8,310,416    $ 292,210       247,100       $247,100       $ (1,963,827)     $ (1,424,517)

   Stock issued for services                587,000        5,870                                                             5,870
   Stock issued for interest                377,500        3,775                                                             3,775
   Adjust in dollar amount for common                       (100)                                                             (100)
   Rounding difference
Net Loss for period                                                                                     (175,335)         (175,335)
                                     ---------------  -----------  ------------  -------------  -----------------  ----------------
Balances - March 31, 2008                 9,274,916      301,755       247,100        247,100         (2,139,162)       (1,590,307)


                   The accompanying notes are an integral part of these financial statements
                                                      F-4


                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company
                          Notes to Financial Statements
                            June 30, 2008 Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization:

The Company was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to other companies. Also to pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31.

Basis of Presentation - Development Stage Company

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS & are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments, with an original maturity of three months, to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period. This number has not been adjusted for outstanding options since the average would be antidilutive.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the useful life of the assets.

Other Comprehensive Income

INTREorg Systems,  Inc. has no material components of other comprehensive income
(loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Federal Income Tax

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


                                                        2008
Deferred tax assets:
Net operating loss carryforwards                    $2,104,162
Valuation allowance                                 (2,104,162)
                                                   ------------
Net deferred tax assets                             $        0

At June 30, 2008, the Company had net operating loss carry forwards of approximately $2,104,162 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2018

Note 3 - Capital Stock Transactions

During the quarter ended the Company, pursuant to a vote of the stockholders approved an increase in the authorized shares from 10,000,000 to 100,000,000. At the same time the conversion of the preferred stock from preferred to common was approved.

The authorized capital stock of the Company is 100,000,000 shares of common stock at no par value. The Company issued no shares of stock for cash. The
Company issued 475,000 shares for services rendered valued at $47,500. The Company also issued 222,500 shares for interest to providers of bridge loans valued at $2,225.

The Company has authorized 2,000,000 shares of preferred stock at no par value. During 2006 the Company issued no shares of preferred stock. These preferred shares are convertible into one share of common stock for each share of preferred stock on a one for one basis at the discretion of the Company or the stockholder. The Company does not pay dividends and there are no dividend preferences included with these shares. During the quarter, the Company exercised its option to convert preferred shared to common stock and the company is working with its shareholders to effect that conversion.

Note 4 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,573,414. The Company generated no revenue for the period indicated against expenses of $140,335 resulting in a net loss of $140,335.

The Company is in the development stage and has earned minimal revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to carry forward the purposes of the Company.

Note 5 - Interim Financing

During the past six months the Company has raised approximately $24,000 in bridge loans in addition to the $504,386 raised previously to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. At renewal time the providers were given an equal amount of stock while the interest was accrued. Presently, the majority of these loans are in default and interest payments have not been made. The company is discussing extension agreements with the effected shareholders.

Note 6 - Business Segment Information

INTREorg Systems, Inc. is structured to operate primarily in a single operating segment, namely the providing of internet consulting and "back office" services to other companies. This consists in offering internet consulting, accounting, payroll, accounts receivable and accounts payable management. There already exists a number of larger better established companies in this segment and the Company will most likely experience some difficulty in attracting clients.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In  addition  to  statements  of  historical   fact,  this  Form  10-Q  contains
forward-looking statements. The presentation of future aspects of INTREorg Systems, Inc. ("INTREorg Systems", the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause INTREorg Systems' actual results to be materially different from any future results expressed or implied by INTREorg Systems in those statements. Important facts that could prevent INTREorg Systems from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

   a)     Limited or no trading of the company shares;

   b)     volatility or decline of the Company's stock price;
   c)     potential fluctuation in quarterly results;
   d)     failure of the Company to earn revenues or profits;
   e) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;
   f)     failure to commercialize its products and services or to make sales;
   g)     rapid and  significant  changes in markets;
   h)     litigation with or legal claims and allegations by outside parties;
   i)     insufficient  revenues to cover  operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K filed by the Company and any Current Reports on Form 8-K filed by the Company.


CURRENT OVERVIEW

Management believes the summary data presented herein is a fair presentation of the Company's results of operations for the periods presented. Due to the Company's limited activity, newly public status and potential new business opportunities these historical results may not necessarily be indicative of results to be expected for any future period. As such, future results of the Company may differ significantly from previous periods.

Business Overview

INTREorg Systems Inc. ("INTREorg" or "The Company") has developed a business plan to become an integrated provider of outsourced information technology ("IT") services, Software as a Service (SaaS) applications, enterprise support, and business process outsourcing services. INTREorg's target market is publicly-traded, emerging growth companies in need of rapidly expanded IT services. Primarily the Company intends to focus on publicly traded companies to allow it to evaluate the financial position and business situation of prospective clients due to the inherent transparency required with publicly traded firms.

The primary focus of the Company is to provide outsourced, day-to-day IT operations to emerging companies in need of state-of-the-art IT services, tools and processes. INTREorg focuses on providing IT services and systems to emerging, technologically sophisticated companies that have grown beyond their ability to manage their network. Additionally, the Company intends to provide infrastructure services and products to meet the specific demands of INTREorg customers. All of the Company's services will be offered individually or bundled as a comprehensive solution.

Products

IT OUTSOURCING SYSTEMS

INTREorg Systems plans to provide Information Technology solutions to assist the Company's clients in assessing their business needs and identifying the IT solutions to meet these needs. INTREorg intends to deliver services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

The primary focus of INTREorg's IT Outsourcing Services will be to assume all of the responsibility of a client's IT organization. In most cases, INTREorg would evaluate the client's current personnel and augment that expertise with the Company's extensive IT experience as well as its industry partners. This approach is designed to allow INTREorg to help the Company's customers minimize the costs associated with acquiring and training an IT staff--allowing them to focus their time and resources on their core business.

INTREorg's  IT  Outsourcing   Services   segment  will  provide  help  desk  and
infrastructure support around-the-clock (24x7x365) for its clients, its end-users and other constituencies. The Company intends to maintain and support a full range of its clients' IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems.

END USER SERVICES

INTREorg intends to manage each of the client's assets to ensure that each of their end user's PC and other devices run consistently and at maximum efficiency. INTREorg provides the staffing, management and processes needed to manage the whole enterprise, meeting desired service levels while leveraging clients' existing infrastructure investments. INTREorg intends to help companies increase end user productivity while decreasing their downtime. End user services include:

    o     Help Desk--call management, problem solving and problem resolution
    o     Desktop Services--installations, upgrades and software problems
    o Procurement and Product Services--streamlined, controlled and managed procurement process and certified product reseller

COMPUTING SERVICES

INTREorg intends to help its customers manage all of their computing resources helping them manage their network resources more effectively. Computing Services include:

    o     IT Backup and Recovery Services
    o     Data Center Outsourcing
    o     Database Management
    o     Facility Management

NETWORK MANAGEMENT SERVICES

INTREorg intends to manage its clients' entire Wide Area Network (WAN) for maximum performance and reliability. The Company will use its internal expertise in conjunction with its clients' personnel to manage disparate carriers and providers to provide maximum up time and higher efficiencies. Network Management Services will include:

o Managed Communication Services--enhancing the performance and reliability of critical networks and connectivity
o Remote Access Services--Support secure and cost-effective remote access using the latest in wireless and wired technology
o On site Network Management--maximizing network uptime and device functionality

SECURITY SERVICES

The Company provides custom security solutions for its clients, regardless of the size or complexity of their system. INTREorg works with its clients to identify key threats and risks and create customized security policies, and then install, implement and manage the security solution. Security services include:

o Network Security--intrusion detection, secure VPN access
o Application Security--monitor and protect email and web content
o Security Monitoring--effective monitoring and management of the client's network

APPLICATIONS SERVICES

Applications Services include services such as application development and maintenance, including the development and maintenance of custom and packaged application software for customers and application systems migration and testing, which includes the migration of applications from legacy environments to current technologies, as well as, performing quality assurance functions on custom applications. INTREorg also intends to provide other applications services such as application assessment and evaluation, hardware and architecture consulting, systems integration, and INTREorg-based services.

SOFTWARE AS A SERVICE (SAAS)

INTREorg Systems, Inc. is currently developing a SaaS software delivery as part of its overall business plan. The Company believes that this model offers significant advantages over conventional software deployment, as well as, traditional web-based ASP models. Traditionally, software has been thought of as a stand-alone product that is purchased separately and installed on individual computers.

The Company believes that customized software offers no specific advantage to their business and that it is their delivery processes that are unique. By offering standard, off-the-shelf software via the web using multi-tenant architecture, INTREorg intends to offer a variety of applications to its clients at a fraction of the cost of client purchased software. SaaS software is network-based and centrally deployed and managed. These applications are accessed via the web and are available anytime and anywhere there is an Internet connection. Software updates and patches are handled in one central location. Software delivered via SaaS:

    o     Sarbanes-Oxley Compliance
    o     QuickBooks and other accounting implementation and integration
    o     Integration & Customer Relations Management

    o     Video Conferencing
    o     Human Resources
    o     Communication and Email
    o     Enterprise Resource Planning
    o     Document Management

The Company is focusing on marketing the IT outsourcing portion of the business to drive the SaaS model.

Sales and Marketing

Sales efforts are currently being made by the officers of the company and selected third party consultant. The current strategy is to sign letters of agreements with potential customers to allow the company to review the potential clients IT and systems needs and recommend solutions to the client's needs based on the Companies suite of product and services offerings.

To date, the company has entered into two agreements to review and evaluate the needs of those clients. Those reviews are underway and prototype solutions to the specific requirements are in development.

The Company plans to use the developed prototypes to demonstrate the specific advantages of the Company's products and services to the clients and close specific pricing and delivery schedules based on the prototype.

The Company will be invoicing for a very limited amount of revenue in the months of July and August related to the resale of productivity products.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

During the three  months  ended  March 31,  2008 and 2007,  the  Company did not
recognize  any  revenues  from  its  business  activities.   The  Company  is  a
development stage company and is pre-revenue.

General and administrative expenses for the three months ended March 31, 2008 were $96,276 as compared to the three months ended March 31, 2007, which were $76,030, an increase of $20,246. The increase in general and administrative expenses was primarily related to professional service fees associated with completing regulatory requirements. During the six months ended March 31, 2007, general and administrative expenses consisted of consulting and professional fees of $86,170.

The Company recognized a net loss of $(105,123) during the March 31, 2008 versus net loss of $(84,457) during the three months ended March 31, 2007. The increased net loss of $20,666 is a result of the $20,246 increase in general and administrative expenses off set by the $349 increase in interest expense. The Company's basic loss per share was less than $0.01 for the three months ended March 31, 2008 versus a basic loss per share of $0.01 for the three months ended March 31,2007.

RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

During the three  months  ended  March 31,  2008 and 2007,  the  Company did not
recognize  any  revenues  from  its  business  activities.   The  Company  is  a
development stage company and is pre-revenue.

General and administrative expenses for the six months ended June 30, 2008 were $157,242 as compared to the six months ended June 30, 2007, which were $87,296, a decrease of $6,084. The decrease in general and administrative expenses was primarily related to the scaling back of operations to match available resources and to stay focused on the business plan and within budgeted levels of expenditures, mostly offset by the additional costs associated with professional services related to regulatory filings.

The Company recognized a net loss of $(105,123) during the six month period ended June 30, 2008 versus net loss of $(84,457) during the six months ended June 30, 2007. The increased net loss of $20,666 is a result of the $20,246 increase in general and administrative expenses off set by the $349 increase in interest expense. The Company's basic loss per share was less than $0.01 for the six months ended June 30, 2008 versus a basic loss per share of $0.01 for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had total current assets of $22,526, consisting of $9,577 in accounts receivable and $12,138 in advances receivable and $811 in cash. At June 30, 2008, the Company had total liabilities of $1,630,940, all current, consisting of $557,986 in accounts payable, $544,586 in accrued expenses and liabilities and $528,386 in notes payable. As of June 30, 2008, the Company had a working capital deficit of approximately $1,608,414.

Cash used in the Company's operating activities totaled $29,706 during the six months ended June 30, 2008. Cash used in operating activities during the six months ended June 30, 2007 was $111,550. During the six months ended June 30, 2008 and 2007, the Company recognized net losses of $(175,335) and $(177,926), respectively, which were not adjusted for any non-cash items.

The Company did not receive or use any funds in investing activities during the six months ended June 30, 2008 and 2007.

At December 31, 2007, the Company had outstanding notes payable of $504,386. This represents bridge loans made by the Company. The bridge loans have interest rates ranging from 6% to 10% per annum and have due dates between 90 and 180 days. During the six months ended June 30, 2008, the Company issued 377,500 shares of its common stock with a value of $3,775 as payment on interest on these loans. At June 30, 2008, the loans had an outstanding balance of $528,386.

During the six months ended June 30, 2008, the Company issued 587,000 shares of its restricted common stock as payment for services rendered totaling $58,70. Of the 587,000 shares, 475,000 shares were issued to officers and directors of the Company, in lieu of salaries.

The only sources of liquidity for the Company is from the sale of its capital stock or from loans. Its sole capital resources are its common and preferred stock.

INTREorg has very limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds. The ultimate success of INTREorg may depend upon its ability to raise additional capital. The Company plans to commence a $250,000 private placement in the last half of 2008. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to INTREorg. If not available, INTREorg's operations will be limited to those that can be financed with its modest capital.

The Company has funded its operations primarily from the following sources:

    o     Equity proceeds through private placements of INTREorg securities;

    o     Loans and lines of credit; and

    o     Sales of equity investments.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended June 30, 2008, has only limited initial revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any market risk sensitive instruments. Since all operations are in U.S. dollar denominated accounts, we do not have foreign currency risk. Our operating costs are reported in U.S. dollars.

The Company does not invest in term financial products or instruments or derivatives involving risk other than money market accounts, which fluctuate with interest rates at market.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

We are in default on the vast majority of bridge notes and behind in interest payments on those notes. The total amount of the obligation in default is approximately $528,386. The Company intends to extend the bridge notes and bring the interest payments of approximately $40,000 current by using a portion of the proceeds of any additional investment received, if any. Additional proceeds from potential sources of new investment, if any, may be used to repay these obligations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other information

Subsequent to the end of the six month period ended on June 30, 2008 the company was notified on August 18, 2008 that it was approved for trading by The Financial Industry Regulatory Authority (FINRA) under the symbol IORG.


Item 6. Exhibits and reports on Form 8-K -

None

The following is a list of Current Reports on Form 8-K filed by the Company subsequent to the period ended June 30, 2008. These reports are filed as part of this report:

None

2. Exhibits:

EXHIBIT      DESCRIPTION
-------      -------------------------------------------------------------------


31.1         Sarbanes-Oxley Certification
31.2         Sarbanes-Oxley Certification
32.1         Sarbanes-Oxley Certification
32.2         Sarbanes-Oxley Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTREORG SYSTEMS, INC.

 Dated: August 19, 2008           By:  /s/ Denis Iler
                                       -----------------------------------------
                                       Denis Iler,
                                       Principal Executive Officer, President

 Dated: August 19, 2008           By:  /s/ Jeff Huitt
                                       -----------------------------------------
                                       Jeff Huitt
                                       Chief Financial Officer and Principal
                                       Financial and Accounting Officer