Form 10-Q
period 2008-09-30
INTREorg SYSTEMS INC.
filed 2008-11-19
CIK 1295560

FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-29621

                             Intreorg Systems, Inc.

             (Exact name of registrant as specified in its charter)

          Texas                                       45-0526215
--------------------------                ------------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes|X| No |_|

The number of shares of common stock issued and outstanding as of August 19, 2008 was 9,562,016 Table of Contents


                                                                                                            PAGE
--------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditor's Report                                                                                   F-1

Balance Sheets September 30, 2008 (unaudited) and September 30, 2007 audited                                   F-2

Statements of Operations for the Three and Six Months ended September 30, 2008 and 2007 (unaudited) and
the period February 25, 1997 (inception) to September 30, 2008                                                 F-3

Statements of Stockholders Equity for the period February 25, 1997 (inception) to September 30, 2008
unaudited)                                                                                                     F-4

Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007 (unaudited) and the
period February 27, 1997 (inception) to September 30, 2008                                                     F-5

Notes to Consolidated Financial Statements (Unaudited)                                                         F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                    3

Item 3 Qualitative and Quantitative Disclosures About Market Risk                                                8

Item 4. Controls and Procedures                                                                                  8

Item 4T. Controls and Procedures                                                                                 8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                        8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                              8

Item 3. Defaults upon Senior Securities                                                                          9

Item 4. Submission of Matters to a Vote of Security Holders                                                      9

Item 5. Other Information                                                                                        9

Item 6. Exhibits                                                                                                 9

Signatures                                                                                                      10

                        PART I -- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                                     September 30,         December 31,
                                                                                          2008                 2007
                                                                                      (Unaudited)           (Unaudited)
                                                                                   -------------------  -------------------
ASSETS:

Current Assets:
        Cash                                                                                  $ 3,205                  $ -
        Accounts Receivable                                                                     7,261                9,577
        Advances Receivable                                                                         -               11,078
                                                                                   -------------------  -------------------
               Total Current Assets                                                            10,466               20,655

Furniture and fixtures - net                                                                   10,207             $ 10,207
                                                                                   -------------------  -------------------
Deposits                                                                                            -              $ 6,900
Investment - Fusion Equity                                                                      1,000              $ 1,000
                                                                                   -------------------  -------------------
TOTAL ASSETS                                                                                 $ 21,673             $ 38,762
                                                                                   ===================  ===================


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
        Cash Deficit                                                                              $ -                $ 458
        Accounts payable                                                                      553,916              462,225
        Accrued expenses and liabilities                                                      552,653              493,640
        Notes Payable                                                                         577,886              504,386
                                                                                   -------------------  -------------------
               Total Current Liabilities                                                    1,684,455            1,460,709

Stockholders' Equity

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 169,100 shares issued and outstanding                                        247,100              247,100
        at September 30, 2008 and December 31, 2007, respectively

Common Stock, no par value; 100,000,000 shares authorized
        9,829,916 and 8,567,416 shares issued and outstanding                                 310,355              294,780
        at September 30, 2008 and December 31, 2007, respectively

Deficit accumulated during the development stage                                           (2,220,237)          (1,963,827)
                                                                                   -------------------  -------------------

               Total Stockholders' equity                                                  (1,662,782)          (1,421,947)
                                                                                   -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 21,673             $ 38,762
                                                                                   ===================  ===================


           The accompanying notes are an integral part of these financial statements

                                              F-1


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations
                                          (Unaudited)


                                                                                                          November 3, 2003
                                               Three-Month Period Ended      Nine-Month Period Ended       (Inception) to
                                                    September 30,                 September 30,            September 30,
                                                 2008           2007           2008            2007             2008
                                             ----------------------------  -----------------------------  -----------------

Revenue                                             $ 750            $ -           $ 750            $ -          $ -

        Depreciation                                    -              -               -              -              6,175
        General and administrative                 61,131         76,030         217,895        163,326          2,197,645
                                             -------------  -------------  --------------  -------------  -----------------

              Total Expenses                       61,131         76,030         217,895        163,326          2,203,820
                                             -------------  -------------  --------------  -------------  -----------------

Net Operating Loss                                (60,381)       (76,030)       (217,145)      (163,326)        (2,203,820)
                                             -------------  -------------  --------------  -------------  -----------------

Other Revenue / (Expense)

        Forgiveness of debt                             -              -               -              -            135,750
        Interest Income                                 -             71               -            356                356
        Interest Expense                          (18,223)        (8,498)        (39,265)       (14,956)          (153,273)
                                             -------------  -------------  --------------  -------------  -----------------

Net Loss                                        $ (78,604)     $ (84,457)     $ (256,410)    $ (177,926)      $ (2,220,987)
                                             =============  =============  ==============  =============  =================

Net Income/Loss per share of common
stock                                          $ (0.01)       $ (0.01))       $ (0.02)       $ (0.03)2)         0.03)
                                             =============  =============  ==============  =============
Weighted average number of common
        shares outstanding                      9,612,742      5,367,516       9,184,827      5,367,516
                                             =============  =============  ==============  =============











           The accompanying notes are an integral part of these financial statements

                                              F-2


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                    Statements of Cash Flows
                                        Indirect Method
                                          (Unaudited)

                                                                                                        November 3, 2003
                                                                          Nine-Months ended              (Inception) to
                                                                            September 30,                 September 30,
                                                                       2008               2007                2008
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Profit (Loss)                                                      $ (256,410)        $ (177,926)         $ (2,220,236)
         Depreciation                                                           -                  -                 6,165
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                      13,394                500                (7,261)
         Increase in notes receivable and accrued interest
         Increase in Accounts Payable and accrued liabilities             150,704             65,876             1,106,568
         (Increase) Decrease in Deposits                                    6,900                  -                     -
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                               (85,412)          (111,550)           (1,114,764)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase (decrease) in loans payable                              73,500            192,500               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                          15,575                  -               310,355
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                            89,075            192,500             1,135,341
                                                                  ----------------  -----------------  --------------------

Net Increase in Cash                                                        3,663             80,950                 3,205
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                  (458)            (6,294)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                     $ 3,205           $ 74,656               $ 3,205
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                             $ 928           $ 25,795              $ 26,723
                                                                  ================  =================  ====================

         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================









           The accompanying notes are an integral part of these financial statements

                                              F-3


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                               Statement of Stockholders' Deficit
                                       September 30, 2008
                                          (Unaudited)


                                                                                                  Deficit
                                                                                               Accum. During
                                      Comon Stock                     Preferred A Stock        the Development
                                    # of Shares     Amount         # of Shares  Amount             Stage            Totals
                                    --------------  -------------  -------------------------  ----------------  ----------------
Balance - November 3, 2003                      -            $ -                        $ -               $ -               $ -
   Stock issued for cash                1,000,000          5,000                                                          5,000
Net Loss for period                                            -                                       (3,325)           (3,325)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balance - December 31, 2003             1,000,000          5,000            -             -            (3,325)            1,675
                                    --------------  -------------  -----------  ------------  ----------------  ----------------

   Stock issued for cash                   33,000         16,500      169,100       169,100                             185,600
   Stock issued for services              145,833            729                                                            729
   Stock issued for compensation          448,333         13,518                                                         13,518
Net Loss for period                                                                                  (605,823)         (605,823)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balances - December 321, 2004           1,627,166         35,747      169,100       169,100          (609,148)         (404,301)

   Stock issued for cash                   64,000         32,000       76,000        76,000                             108,000
   Stock issued for services              297,000          8,850                                                          8,850
   Stock issued for compensation           61,000         30,500                                                         30,500
   Stock issued for interest              990,000          9,900        2,000         2,000                              11,900
Net Loss for period                                                                                  (657,305)         (657,305)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balances - December 31, 2005            3,039,166        116,997      247,100       247,100        (1,266,453)         (902,356)

   Stock issued for services              250,000        125,000                                                        125,000
   Stock issued for interest            1,831,250         18,313                                                         18,313
Net Loss for period                                                                                  (313,399)         (313,399)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balances - December 31, 2006            5,120,416        260,310      247,100       247,100        (1,579,852)       (1,072,442)

   Stock issued for services              812,000          8,120                                                          8,120
   Stock issued for interest            2,635,000         26,350                                                         26,350
Net Loss for period                                                                                  (383,975)         (383,975)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balances - December 31, 2007            8,567,416        294,780      247,100       247,100        (1,963,827)     $ (1,421,947)

   Stock issued for services              625,000          6,250                                                          6,250
   Stock issued for interest              637,500          6,375                                                          6,375
Net Loss for period                                                                                  (256,410)         (140,335)
                                    --------------  -------------  -----------  ------------  ----------------  ----------------
Balances - September 30, 2008           9,829,916    $   307,405      247,100     $ 247,100     $  (2,220,237)       (1,549,657)
                                    ==============  =============  ===========  ============  ================  ================












           The accompanying notes are an integral part of these financial statements.

                                              F-4

                             INTREorg Systems, Inc.
                          Notes to Financial Statements
                               September 30, 2008
                                  (Unaudited)


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


                                                      2008
Deferred tax assets:
Net operating loss carryforwards                    $2,220,237
Valuation allowance                                 (2,220,237)
                                                   ------------
Net deferred tax assets                              $       0

At September 30, 2008, the Company had net operating loss carry forwards of approximately $2,220,237 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2018.

Note 3 - Capital Stock Transactions

The authorized capital stock of the Company is 100,000,000 shares of common stock at no par value.

During the nine months ended, the Company issued 475,000 shares for services rendered valued at $47,500. During the nine months ended, the Company issued 222,500 shares for interest to providers of bridge loans valued at $2,225.

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

Note 4 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,673,989. The Company generated minimal revenue of $750 for the period indicated against expenses of $78,604 resulting in a net loss of $78,604.

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

Note 5 - Interim Financing

During nine months ended September 30, 2008, the Company has raised approximately $24,000 in bridge loans in addition to the $504,386 raised previously to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. At renewal time the providers were given an equal amount of stock while the interest was accrued.

These notes are currently in default due to the Company's inability to pay accrued interest. The Company continues to accrue interest associated with these notes.

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

Item 2. MANAGEMENT'S DISCUSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In  addition  to  statements  of  historical   fact,  this  Form  10-Q  contains
forward-looking statements. The presentation of future aspects of INTREorg Systems, Inc. ("INTREorg Systems," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

To date, the company has entered into two agreements to review and evaluate the needs of those clients. Those reviews are underway and prototype solutions to the specific requirements are in development. This work continues in the third quarter. The needs of the potential clients do not match the capabilities the Company presently has and the Company continues to develop applications to meet the potential needs.

The Company plans to use the developed prototypes to demonstrate the specific advantages of the Company's products and services to the clients and close specific pricing and delivery schedules based on the prototype.

The Company will be invoicing for a very limited amount of revenue in the months of July and August related to the resale of productivity products.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

During the three months ended September 30, 2008 and 2007, the Company had revenue of $750 with approximately the same cost of goods sold. The Company is a development stage company.

General and administrative expenses for the three months ended September 30, 2008 were $61,131 as compared to the three months ended September 30, 2007, which were $76,030, a decrease of $14,899. The decrease in expenses reflects reduced consulting and professional fees with the completion of the public filing process.

The Company recognized a net loss of $78,604 during the period ended September 30, 2008 versus net loss of $84,457 during the same period in 2007. The decreased net loss of $5,853 is a result of the $14,899 decrease in general and administrative expenses off set by the $9,725 increase in interest expense. The Company's basic loss per share was less than $0.01 for the three months ended September 30, 2008 versus a basic loss per share of $0.01 for the same period in 2007.

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THE SAME PERIOD IN 2007

During the nine month period ended September 30, 2008 and 2007, the Company recognized revenue of $750 with an approximately equal cost of goods sold. The Company is a development stage company.

General and administrative expenses for the nine months ended September 30, 2008 were $217,895 as compared to the nine months ended September 30, 2007, which were $163,326, an increase of $54,569. The increase in general and administrative expenses was primarily related to the costs associated with regulatory filings and compliance associated with completing the public entity process.

The Company recognized a net loss of $256,410 during the nine month period ended September 30, 2008 versus net loss of $177,926 during the nine months ended
September 30, 2007. The increased net loss of $78,484 is a result of the increased general and administrative plus additional interest expense of $24,309 during the period. The Company's basic loss per share was less than $0.02 for the nine months ended September 30, 2008 versus a basic loss per share of $0.03 for the nine months ended September 30, 2007.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had total current assets of $10,466, consisting of $7,261 in accounts receivable and $3,205 in cash. At September 30, 2008, the Company had total liabilities of $1,684,455, all current, consisting of $553,916 in accounts payable, $552,653 in accrued expenses and liabilities and $577,886 in notes payable. The notes payable are all presently in default. As of September 30, 2008, the Company had a working capital deficit of approximately $1,673,989.

Cash used in the Company's operating activities totaled $85,412 during the nine months ended September 30, 2008. Cash used in operating activities during the nine months ended September 30, 2007 was $111,550. During the nine months ended September 30, 2008 and 2007, the Company recognized net losses of $256,410 and $177,926, respectively.

The Company did not receive or use any funds in investing activities during the nine months ended September 30, 2008 and 2007.

At December 31, 2007, the Company had outstanding notes payable of $504,386. This represents bridge loans made by the Company. The bridge loans have interest rates ranging from 6% to 10% per annum and have due dates between 90 and 180 days. At September 30, 2008, the loans had an outstanding balance of $577,886.

During the nine months ended September 30, 2008, the Company issued 625,000 shares of its restricted common stock as payment for services rendered totaling $6,250. Of the 587,000 shares, 475,000 shares were issued to officers and directors of the Company, in lieu of salaries.

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

    o    Loans and lines of credit; and

    o    Sales of equity investments.

DEVELOPMENT STAGE COMPANY

The Company is currently working to transition from the development stage to the implementation phase and as of the period ended September 30, 2008, has only limited initial revenues. The transition to revenue recognition may exceed cash generated from operations in the current and future periods. We may seek to obtain additional financing from equity and/or debt placements. As such, the Company's ability to secure additional financing on a timely basis is critical to its ability to stay in business and to pursue planned operational activities.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds


      DATE OF SALE         TITLE OF SECURITIES     NO. OF SHARES       CONSIDERATION            CLASS OF PURCHASER
      ------------         -------------------     -------------       -------------            ------------------
       9/30/08                 Common Stock          38,000            Interest Payment         Business Associates
       9/30/08                 Common Stock          260,000           Interest Payment         Business Associates

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

Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other information

None.


Item 6. Exhibits

EXHIBIT      DESCRIPTION
--------------------------------------------------------------------------------


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

                                  INTREORG SYSTEMS, INC.

 Dated: November 19, 2008          By:  /s/ Denis Iler
                                       -----------------------------------------
                                       Denis Iler,
                                       Principal Executive Officer, President

 Dated: November 19, 2008          By:  /s/ Jeff Huitt
                                       -----------------------------------------
                                       Jeff Huitt
                                       Chief Financial Officer and Principal
                                       Financial and Accounting Officer