Form 10-K
period 2008-12-31
INTREorg SYSTEMS INC.
filed 2009-04-15
CIK 1295560

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2008

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-53451

                             INTREORG SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


              Texas                                          45-0526215
----------------------------------                    --------------------------
 State or other jurisdiction of                            I.R.S. Employer
  incorporation or organization                          Identification No.

        501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262
  ----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 817-491-8611

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                      Name of each exchange on
                                                         which registered
----------------------------------                   --------------------------
         Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                             |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer      [___]     Accelerated filer               [___]
-------------------------- ----------- --------------------------- -------------
Non-accelerated filer        [___]     Smaller reporting company       [ X ]
-------------------------- ----------- --------------------------- -------------

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $9,770,419 as of December 31, 2008.

There were 10,305,016 shares outstanding of the registrant's Common Stock as of April 14, 2009.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1         Business                                                        1
ITEM 1A        Risk Factors                                                    7
ITEM 1B        Unresolved Staff Comments                                      12
ITEM 2         Properties                                                     12
ITEM 3         Legal Proceedings                                              12
ITEM 4         Submission of Matters to a Vote of Security Holders            12

                                     PART II

ITEM 5         Market for Registrant's Common Equity, Related Stock-
               holder Matters and Issuer Purchases of Equity Securities       12
ITEM 6         Selected Financial Data                                        14
ITEM 7         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      14
ITEM 7A        Quantitative and Qualitative Disclosures About Market Risk     18
ITEM 8         Financial Statements and Supplementary Data                    18
ITEM 9         Changes in and Disagreements with Accountants on Account-
               ing and Financial Disclosure                                   29
ITEM 9A        Controls and Procedures                                        29
ITEM 9A(T)     Controls and Procedures                                        29
ITEM 9B        Other Information                                              29

                                    PART III

ITEM 10        Directors, Executive Officers, and Corporate Governance        29
ITEM 11        Executive Compensation                                         32
ITEM 12        Security Ownership of Certain Beneficial Owners and Manage-
               ment and Related Stockholder Matters                           35
ITEM 13        Certain Relationships and Related Transactions, and Director
               Independence                                                   36
ITEM 14        Principal Accounting Fees and Services                         37

                                     PART IV

ITEM 15        Exhibits, Financial Statement Schedules                        38
SIGNATURES                                                                    39

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to INTREorg plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause INTREorg's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of INTREorg to implement its business strategy; ability to obtain additional financing; INTREorg's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of INTREorg filings with the Securities and Exchange Commission. INTREorg is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1. BUSINESS
----------------

General

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "INTREorg" or the "Company" are to INTREorg Systems, Inc. and its subsidiaries.

About INTREorg Systems, Inc.
---------------------------

INTREorg Systems, Inc. was formed as a Texas corporation on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to other companies.

On August 13, 2008, the common stock of INTREorg was approved by FINRA for trading on the Over the Counter Bulletin Board. The Company's common stock trades under the symbol "IORG."

BUSINESS PLAN
------------

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

The primary focus of INTREorg's IT Outsourcing Services will be to assume all of the responsibility of a client's IT organization. In most cases, INTREorg would evaluate the client's current personnel and augment that expertise with the Company's IT experience as well as its industry partners. This approach is designed to allow INTREorg to help the Company's customers minimize the costs associated with acquiring and training an IT staff--allowing them to focus their time and resources on their core business.

INTREorg's IT Outsourcing Services segment will provide help desk and infrastructure support around-the-clock for its clients. The Company intends to maintain and support a full range of its clients' IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems.

User Services

INTREorg intends to manage each of the client's assets to ensure that each of the client's end user's PC and other devices run consistently and at maximum efficiency. INTREorg provides the staffing, management and processes needed to manage the whole enterprise, meeting desired service levels while leveraging clients' existing infrastructure investments. INTREorg intends to help companies increase end user productivity while decreasing their downtime. End user services will include:

     o    Help Desk--call management, problem solving and problem resolution
     o    Desktop Services--installations, upgrades and software problems
     o Procurement and Product Services-- streamlined, controlled and managed procurement process and certified product reseller

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

The Company believes that customized software offers no specific advantage to their business and that it is their delivery processes that are unique. By offering standard, off-the-shelf software via the web using multi-tenant architecture, INTREorg intends to offer a variety of applications to its clients at a fraction of the cost of client purchased software. SaaS software is network-based and centrally deployed and managed. These applications are accessed via the web and are available anytime and anywhere there is an Internet connection. Software updates and patches are handled in one central location

Software delivered via SaaS:

     o    Customer Relations Management
     o    Video Conferencing
     o    Human Resources
     o    Accounting and Email
     o    Enterprise Resource Planning
     o    Document Management

The Company is focusing on marketing the IT outsourcing portion of the business to drive the SaaS model.

INTREorg's Lines of Business

INTREorg  Systems,  Inc.  offers  services  under two primary lines of business:
Industry Solutions and Consulting and Applications Solutions. The Company considers these lines of business to be reportable segments and include financial information and disclosures about these reportable segments in its financial statements. Based on a quantitative and qualitative analysis of varying factors, the Company may increase or decrease the amount of ongoing investment in each of these business areas, make acquisitions that strengthen its market position, divest, exit, or downsize aspects of a business area.

Infrastructure Solutions

INTREorg's Infrastructure Solutions group will be responsible for defining the technology strategies for the Company's Industry Solutions customers and INTREorg while actively enforcing Capability Maturity Model Integration (CMMI) methodologies. This group identifies new technology offerings and innovations that deliver value to the Company's customers. It manages updates and maintains the technology infrastructure for the Company's customers and ourselves, including networks, data centers, help desks, mainframes, servers, storage, and workspace computing. It also provides senior technology consultants to assist the Company's customers with more complex technology transformations. It manages, resolves and documents problems in the Company's customers' computing environments. The group will also provide comprehensive monitoring, planning, and safeguarding of information technology systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions. All of these activities are designed to either be performed at customer facilities or delivered through centralized data processing centers that the Company intends to maintain.

Consulting and Applications Solutions

The Consulting and Applications Services Group intends to provide global consulting and integration services, applications development and management services, and applications outsourcing services to the Company's client base. These services are designed to be delivered on-site and offshore, providing innovative industry focused solutions. Leading through domain expertise to provide performance improvement, business and technology architecture and transformation these services will include: enterprise applications implementation and integration; the development and maintenance of custom and packaged applications; application systems migration; testing; migration of applications from legacy environments to current technologies; and performing quality assurance functions on custom applications.

Competitive Features

INTREorg Systems, Inc. intends to offer a unique blend of premium IT services designed to assist the Company's clients in improving financial and operational performance across their enterprise. INTREorg intends to develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage. INTREorg intends that five core values may differentiate INTREorg from the competition:

         1.       Delivery Performance

         INTREorg's delivery performance is based on a carefully designed business plan, highly-skilled consultants, technical expertise, and well designed implementation and support methodologies. INTREorg will emphasize strong quality assurance and project management to achieve rapid and successful deployment of the Company's solutions.

         2.       Flexible application delivery

         INTREorg believes it can provide the Company's customers sophisticated business software at a fraction of the cost of traditional client-based software delivery. By leveraging the inherent flexibility and cost savings of the SaaS software delivery model, this is an ideal solution for rapidly growing customers that must have scalable solutions for their rapidly changing business environment.

         3.       Vertical Expertise

         INTREorg intends to combine vertical-industry knowledge with a proven core of key strategic technologies to offer to serve customers' needs and offer tailored and innovative strategies and solutions.

         4.       Technology Excellence

         INTREorg intends to deliver its services by blending proven software and business practices to build scalable custom solutions. The Company believes its team of professionals has the technology expertise to offer comprehensive strategies and solutions.

         5.       Operational Metrics

         INTREorg's intent is to maintain operational excellence, tracking key performance indicators and well-defined operating metrics to manage the Company's consulting resources, Company utilization and gross margin.

         6.       Information Based Sales and Marketing Efforts

         INTREorg has developed a set of metrics by which each client's needs and that client's potential profitability can be assessed. As a result, INTREorg's intent is to focus its sales and marketing efforts on growing public companies where publicly reported information is available to assess the potential needs, revenue and profitability of a client. This approach allows the Company to be focused in its sales and marketing efforts, to bring solutions to the accounting, and internal controls and procedures issues inherent in public financial reporting.

Business Strategy

The Company's business strategy is to position INTREorg's Company as the leading provider of premium IT services for both the middle market and divisions of Global 2000 companies. INTREorg believes it can attain this strategic objective by delivering a range of business and technology offerings. This approach enables the Company to attain its business strategy objective. INTREorg intends to maximize the Company's ability to deliver the following capabilities:

     o Envision and realize strategic business solutions to serve the Company's clients by delivering industry-based process re-engineering services coupled with strategic technology management services.
     o Implement Corporate Performance Management solutions to improve financial performance and operating metrics across a client's enterprise.
     o Optimize business processes to improve the delivery of products and services
     o    Provide program and project management.

     o Offer a complete range of managed IT services that enable the Company's middle-market clients to concentrate on their core business, while being assured their technical infrastructure will support them as they grow.
     o Leverage the Company's blend of industry and technology expertise across all of the Company's service offerings.

Competition

The Company intends to offer a full spectrum of IT consulting and Software services and expertise to ensure the success of IT projects to small and middle market companies. Competitors include IT solutions providers, in-house technical staff, software product companies with extended service organizations, international outsourcers of IT development, application and Web hosting firms and specialized providers of CPM/BAM/BI. There is significant competition in the management and IT consulting services space. INTREorg also believes that the principle criteria considered by prospective clients when selecting a consulting firm include skills and capabilities of consultants, cost to value ratios, scope of services, service model approach, global presence, industry and technical expertise, reputation and quality of past work, perceived value and a results orientation.

The following is a representative list of competitors in the IT and management consulting services space:

     o Technical Consulting/Systems integrators: Accenture, Collaborative Consulting, CMGI, EDS, IBM Global Services, Inforte, Keane Consulting, LogicaCMG, Perficient, and Sapient;

     o    Business SaaS providers;

     o    Email outsourcing firms;

     o Management/Business Consulting firms: Bain & Company, Booz-Allen & Hamilton, Boston Consulting Group, Diamond Management and Technology Consultants, Inc., and McKinsey & Company;

     o    Corporate Performance  Management (CPM) / Business Activity Monitoring
          (BAM) / Business Intelligence (BI) providers: AnswerThink, Hitachi Consulting Corporation, Informatica Corporation, ISA, Hewlett-Packard, Longview Solutions, Oracle, Palladium Consulting; and

     o    Computer    hardware,    software   and   service    vendors:    Dell,
          Hewlett-Packard, IBM, Oracle and SAP.

Employees

As of March 31, 2009, INTREorg did not have any full time employees. The officers and directors currently provide certain services dedicated to current corporate and business development activities on an as needed part-time basis. Officers currently serve up to 20 hours per week.

ITEM 1A. RISK FACTORS
---------------------

                          GENERAL BUSINESS RISK FACTORS

DEVELOPMENT STAGE BUSINESS

INTREorg Systems, Inc. commenced operations in November 2003 and is organized as a corporation under the laws of the State of Texas. Accordingly, INTREorg has only a limited history upon which an evaluation of its prospects and future performance can be made. INTREorg's proposed operations are subject to all business risks associated with new enterprises. The likelihood of INTREorg's success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business, operation in a competitive industry, and the continued development of advertising, promotions and a corresponding customer base. There is a possibility that INTREorg could sustain losses in the future. There can be no assurances that INTREorg will even operate profitably.

DEPENDENCE ON MANAGEMENT

In the early stages of development INTREorg's business will be significantly dependent on INTREorg's management team. INTREorg's success will be particularly dependent upon Russell K. Boyd, the Company's CEO and sole officer. The loss of any one of these individuals could have a material adverse effect on INTREorg. Management is not working full time for the Company and each devotes about twenty hours per week to the operations of the Company.

DEPENDENCE UPON OUTSIDE CONTRACTORS OR ADVISORS

To supplement the business experience of its officers and directors, INTREorg may be required to employ contractors, accountants, technical experts, appraisers, attorneys, or other consultants or advisors. INTREorg's Management, without any input from shareholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to INTREorg. In the event INTREorg considers it necessary to hire outside contractors or advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

RISKS OF BORROWING

If INTREorg incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair INTREorg's operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of shareholders of INTREorg. A judgment creditor would have the right to foreclose on any of INTREorg's assets resulting in a material adverse effect on INTREorg's business, operating results or financial condition.

RISK OF NEW VENTURE

INTREorg is a development stage business. The Company has a limited history of operation and no history of earnings. As a new development it will be subject to all of the difficulties associated with establishing a new business enterprise, including the following: hiring and retaining skilled employees or contractors; licensing, permitting, and operating problems; competing with established operators; and implementing the business infrastructure and support systems to effectively carryout the business plan.

GENERAL ECONOMIC CONDITIONS

The financial success of INTREorg may be sensitive to adverse changes in general economic conditions in the United States such as recession, inflation, unemployment, and interest rates. Such changing conditions could reduce demand in the marketplace for the IT Outsourcing services which is INTREorg's business. Management believes that the services developed by INTREorg will maintain value long term. Nevertheless, INTREorg has no control over these changes.

NEED FOR ADDITIONAL FINANCING

INTREorg has very limited funds and such funds will not be adequate to carry out the business plan without borrowing significant funds. The ultimate success of INTREorg may depend upon its ability to raise additional capital. INTREorg has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to INTREorg. If not available, INTREorg's operations will be limited to those that can be financed with its modest capital.

LACK OF REVENUE HISTORY

The Company was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to other companies. The Company has not earned significant revenues from limited principal operations. The Company is not profitable and the business effort is considered to be in an early development stage. INTREorg Systems, Inc. must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that INTREorg will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the value of INTREorg's shares will be increased thereby.


                    RISK FACTORS RELATING TO THE COMMON STOCK

HIGHLY SPECULATIVE NATURE OF INVESTMENT

Due to the highly speculative nature of INTREorg's business, Investors should not invest unless they can financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.


THERE ARE LIMITED TRADING MARKETS FOR INTREorg'S COMMON STOCK, THEREBY LIMITING A SHAREHOLDERS' OPPORTUNITY TO SELL SUCH COMMON STOCK.

Currently, only a limited trading market exists for INTREorg's common stock. The common stock trades on the Over the Counter Bulletin Board ("OTCBB") under the symbol "IORG." The OTCBB is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in the Company's stock or other person that buys or sells INTREorg stock could have a significant influence over its price at any given time. INTREorg cannot assure its shareholders that a greater market for INTREorg's common stock will be sustained. There is no assurance that INTREorg's common stock will have any greater liquidity than shares that do not trade on a public market. A shareholder may be required to retain their shares for an indefinite period of time, and may not be able to liquidate their shares in the event of an emergency or for any other reasons.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF INTREorg'S SECURITIES.

INTREorg is a "penny stock" company. INTREorg securities currently trade on the OTCBB and will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because INTREorg securities constitute "penny stocks" within the meaning of the rules, the rules would apply to INTREorg and to INTREorg securities. The rules will further affect the ability of owners of shares to sell INTREorg securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. INTREorg management is aware of the abuses that have occurred historically in the penny stock market. Although INTREorg does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to INTREorg securities.

NO FORESEEABLE DIVIDENDS

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE  FUTURE MAY HAVE A  DEPRESSIVE  EFFECT ON  INTREorg  STOCK
PRICE.

All of the outstanding shares of common stock are held by INTREorg present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no-assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's common stock will be increased thereby.

INTREorg INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to INTREorg shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

INTREorg STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT AN INVESTOR MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF THE INVESTOR NEEDS TO LIQUIDATE SHARES.

The shares of INTREorg's common stock is thinly-traded on the OTCBB, meaning that the number of persons interested in purchasing INTREorg common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that INTREorg is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if INTREorg came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as INTREorg or purchase or recommend the purchase of any of INTREorg's securities until such time as INTREorg becomes more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in INTREorg securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price. INTREorg cannot give you any assurance that a broader or more active public trading market for INTREorg common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, INTREorg can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of INTREorg.

INTREorg COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT THE INVESTOR MAY NOT BE ABLE TO SELL THEIR SECURITIES AT OR ABOVE THE PRICE THAT THE INVESTOR PAID FOR THE SECURITY.

Because of the limited trading market for INTREorg's common stock and because of the possible price volatility, the investor may not be able to sell its shares of common stock when the investor desires to do so. The inability to sell the investors securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for INTREorg shares may suffer greater declines because of INTREorg's price volatility.

The price of INTREorg's common stock that will prevail in the market may be higher or lower than the price the investor may pay. Certain factors, some of which are beyond INTREorg's control, that may cause INTREorg's share price to fluctuate significantly include, but are not limited to the following:

     o    Variations in INTREorg's quarterly operating results;

     o Loss of a key relationship or failure to complete significant transactions;

     o    Additions or departures of key personnel; and

     o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect INTREorg's stock price, regardless of its operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If INTREorg becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investor's investment in INTREorg stock.

                        RISK FACTORS RELATING TO COMPANY

HIGHLY SPECULATIVE NATURE OF INVESTMENT

Due to the highly speculative nature of INTREorg's business, Investors should not invest unless they can financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

REPORTING INFORMATION

INTREorg is subject to the reporting requirements under the Securities and Exchange Act of 1934. As a result, Shareholders will have ready access to the information required to be reported by publicly held companies under the Securities and Exchange Act and the regulations thereunder. INTREorg intends to provide its shareholders with quarterly reports containing financial information prepared in accordance with generally accepted accounting principles (unaudited).

LONG TERM NATURE OF INVESTMENT

An investment in the shares may be long term and illiquid. A limited market exists for the shares. Accordingly, purchasers of shares must be willing and able to bear the economic risk of their investment for an indefinite period of time. It is likely that investors will not be able to liquidate their investment in the event of an emergency.

LIMITED LIQUIDITY CASH FLOWS AND CAPITAL RESOURCES

INTREorg has minimum liquid assets at December 31, 2008, and will be reliant upon stock offerings to fund any kind of nuclear operations. The only capital resources of the INTREorg are its common stock.

The monies raised by any private offering may not be sufficient for the continued proposed operations of INTREorg. There is no assurance that additional monies or financing will be available in the future or, if available, will be at terms favorable to INTREorg. (See "Business Summary")

INTREorg may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event that INTREorg is unsuccessful in repaying such loans.

INTREorg has achieved no cash flows to date.


ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.


ITEM 2. PROPERTIES
------------------

The Company's principal mailing address is 501 Trophy Lake Dr., Suite 314, PMB 106, Trophy Club, Texas 76262, and the telephone number is (817)491-8611. The Company does not currently pay monthly rent for the use of this mailing address. The Company will office out of the homes of its executive officers until additional capital is raised.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

INTREorg anticipates that it will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and INTREorg cannot assure you that their ultimate disposition will not have a material adverse effect on INTREorg business, financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

On March 24, 2008, the Company held a Special Meeting of the Shareholders at 10651 West 34th Place, Wheat Ridge, CO 80033. At such Special Meeting of the Shareholders, the following items were approved by a majority of INTREorg's shareholders:

  To amend the Articles of Incorporation of the INTREorg as follows:

     (1) To authorize an increase in the number of authorized shares to 100,000,000 common shares and 10,000,000 shares of preferred stock, for which classes, series, and rights, privileges shall be hereafter determined and designated by the Board of Directors.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is a limited public trading market for the common stock. The Company's symbol is "IORG" on the Over the Counter Bulletin Board. The Company began trading on the Over the Counter Bulletin Board in August 2008.

                                      HIGH                        LOW
Quarter Ended:                        ----                        ---
December 31 2008                     $1.05                       $1.01
September 30, 2008                     $0                          $0


Holders

There are approximately 147 holders of record of INTREorg common stock as of December 31, 2008.

Dividend Policy

Holders of INTREorg common stock are entitled to receive such dividends as may be declared by INTREorg board of directors. INTREorg has not declared or paid any dividends on INTREorg common shares and it does not plan on declaring any dividends in the near future. INTREorg currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

INTREorg currently has 10,305,016 shares of common stock outstanding as of December 31, 2008. A current shareholder who is an "affiliate" of INTREorg, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with INTREorg will be required to comply with the resale limitations of Rule 144. Of these shares a total of 8,823,516 shares have been held for 1 year or more and are eligible for resale under Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about INTREorg. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from September 1, 2008 through December 31, 2008.


DATE OF SALE TITLE OF SECURITIES  NO. OF SHARES     CONSIDERATION     CLASS OF PURCHASER
------------ ------------------- --------------- ------------------- ----------------------

   9/30/08       Common Stock         38,000       Interest Payment   Business Associate

   9/30/08       Common Stock        260,000       Interest Payment   Business Associate

   12/31/08      Common Stock        247,100       Conversion of      Preferred Shareholders
                                                   Preferred Stock


Exemption From Registration Claimed
-----------------------------------

All of the sales by INTREorg of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to InTREorg's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities
-------------------------------------
INTREorg did not repurchase any shares of its common stock during the quarter ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In  addition  to  statements  of  historical   fact,  this  Form  10-K  contains
forward-looking statements. The presentation of future aspects of INTREorg Systems, Inc. ("INTREorg Systems," the "Company" or "issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

During the year ended December 31, 2008, the Company focused its efforts in filing a Form 10g12 with the Securities and Exchange Commission and getting its common stock approved for trading on the Over the Counter Bulletin Board. Efforts were also focused on sales and marketing of the Company's services.

In the continuance of INTREorg's business operations it does not intend to purchase or sell any significant assets and the Company does not expect a significant change in the number of its employees.

The INTREorg is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that INTREorg will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. INTREorg cannot make any assurances that it will be able to raise funds through such activities.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2008 Compared to December 31, 2007

During the year ended December 31, 2008, the Company recognized $750 in revenue compared to no revenue during the year ended December 31, 2007. The increase of $750 was due to the Company's limited activities in the implementation of its business plan.

During the year ended December 31, 2008, the Company incurred operational expenses of $245,148 compared to $326,019 during the year ended December 31, 2007. The decrease of $80,871 was a result of the decreases of $29,912 in consulting expenses, $29,231 in professional fees and $9,806 in general and administrative expenses during the year ended December 31, 2008. The decreases were a result of the Company's success in the filings of its Form 10g12 with the SEC.

During the year ended December 31, 2008, the Company recognized interest expense of $48,803 compared to $58,312 during the year ended December 31, 2007.

During the year ended December 31, 2008, the Company recognized a net loss of $293,201 compared to a net loss of $383,075 during the year ended December 31, 2007. The $89,874 decrease was a result of the $80,871 decrease in operating expenses combined with the $9,509 decrease in interest expense, as discussed above.

During the year ended December 31, 2008, the Company had a net loss of $0.03 per share compared to $0.04 per share for the year ended December 31, 2007.

LIQUIDITY

At December 31, 2008, the Company had cash and cash equivalents of $3,330 and total current assets of $10,591 and current liabilities of $1,723,121. At December 31, 2008, current liabilities exceed current assets by $1,719,791.

Net cash used in operating activities during the year ended December 31, 2008 was $83,537, compared to net cash used in operating activities during the year ended December 31, 2007 of $262,134. During the year ended December 31, 2008, the net cash used represented a net loss of $293,201, was not adjusted for any non-cash items.

During the year ended December 31, 2007, the net cash used represented a net loss of $383,975 and was not adjusted for any non-cash items.

During the years ended December 31, 2008 and 2007, the Company did not use or receive cash from its investing activities.

During the year ended December 31, 2008, the Company received $87,325 in its financing activities consisting of the receipt of proceeds of $73,500 from notes payables. During the year ended December 31, 2007, the Company received $257,970 from its financing activities consisting of the receipt of proceeds of $223,500 from notes payable.

During the year ended December 31, 2008, the Company has paid approximately $5,000 in bridge loans. Prior to January 1, 2008, the Company had raised $494,386 to be able to continue operations. During the year ended December 31, 2008, the Company raised an additional $73,500 in cash to support operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. At renewal time the providers were given an equal amount of stock while the interest was accrued.

During the year ended December 31, 2008, the Company, pursuant to a vote of the stockholders approved the conversion of the 247,100 shares of preferred stock to 247,100 shares of restricted common stock was approved. The preferred shares were convertible at a rate of 1 share of preferred for 1 share for common stock, at the discretion of the shareholder or the Company. The Company does not pay dividends on and there are no dividend preferences on its preferred shares.

During the year ended December 31, 2008, the Company did not issue any shares of its common stock for cash.

During the year ended December 31, 2008, the Company issued 625,000 shares of its common stock for services rendered valued at $6,250.

During the year ended December 31, 2008, the Company also issued 757,500 shares of its common stock for interest to providers of bridge loans valued at $7,575.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2007 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

INTREorg is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet its ongoing operating expenses. There is no assurance that the Company will be able to raise the necessary equity and/or debt that INTREorg will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. INTREorg cannot make any assurances that the Company will be able to raise funds through such activities.

Critical Accounting Policies

INTREorg has identified the policies below as critical to its business operations and the understanding of the Company's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect INTREorg's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements beginning on page F-7 for the years ended December 31, 2008 and 2007.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of INTREorg Systems, Inc. for the year ended December 31, 2008, period from November 3, 2003 (inception) through December 31, 2008, and period from November 3, 2003 through December 31, 2007, appear as pages 19 through 28.

                             INTREorg Systems, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                    YEAR ENDED DECEMBER 31, 2008, PERIOD FROM
           NOVEMBER 3, 2003 (INCEPTION) THROUGH DECEMBER 31, 2008, AND
             PERIOD FROM NOVEMBER 3, 2003 THROUGH DECEMBER 31, 2007

                                     AUDITED

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303) 369-9384                                                        Unit I
Email larryodonnellcpa@msn.com                           Aurora, Colorado  80014
www.larryodonnellcpa.com



             Report of Independent Registered Public Accounting Firm

To the Board of Directors
INTREorg Systems, Inc.

I have audited the accompanying balance sheets of INTREorg Systems, Inc., as of December 31, 2008 and 2007, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended and the period from inception, November 3, 2003 to December 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTREorg Systems, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and the period from inception, November 3, 2003 to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Larry O'Donnell, CPA, P.C.
Larry O'Donnell, CPA, P.C.
April 14, 2009


                                     INTREorg Systems, INC.
                                 (A Development Stage Company)
                                         Balance Sheets

                                                                              December 31,
                                                                                  2008                 2007

                                                                           -------------------  -------------------

ASSETS:

Current Assets:
        Cash                                                                          $ 3,330                  $ -
        Accounts Receivable                                                             7,261                9,577
        Advances Receivable                                                                 -               11,078
                                                                           -------------------  -------------------
               Total Current Assets                                                    10,591               20,655

Furniture and fixtures - net                                                           10,207             $ 10,207

Deposits                                                                                    -              $ 6,900
Investment - Fusion Equity                                                              1,000              $ 1,000

TOTAL ASSETS                                                                         $ 21,798             $ 38,762
                                                                           ===================  ===================


LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
        Cash Deficit                                                                      $ -                $ 458
        Accounts payable                                                              581,295              462,225
        Accrued expenses and liabilities                                              563,940              493,640
        Notes Payable                                                                 577,886              504,386
                                                                           -------------------  -------------------
               Total Current Liabilities                                            1,723,121            1,460,709

Stockholders' Equity
Common Stock, no par value; 100,000,000 shares authorized
        10,305,016 and 8,567,416 shares issued and outstanding                        555,705              294,780
        at December 31, 2008 and December 31, 2007, respectively

Preferred Stock, no par value; 10,000,000 shares authorized
        none and 247,100 shares issued and outstanding                                      -              247,100
        at December 31, 2008 and December 31, 2007 respectively

Deficit accumulated during the development stage                                   (2,257,028)          (1,963,827)
                                                                           -------------------  -------------------

               Total Stockholders' equity                                          (1,701,323)          (1,421,947)
                                                                           -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 21,798             $ 38,762
                                                                           ===================  ===================

The accompanying notes are an integral part of these financial statements


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                    Statements of Operations


                                                                Year Ended                            November 3, 2003
                                                               December 31,        December 31,        (Inception) to
                                                                   2008                2007             December 31,
                                                                                                            2008
                                                              ----------------   -----------------  ----------------------

Revenue                                                                 $ 750                 $ -           $         750

         Depreciation                                                       -                   -                   6,175
         Consulting expense                                           121,088             151,000                 836,005
         Director's fees                                               12,750              18,120                  48,870
         General and administrative                                    32,198              42,004                  57,397
         Professional fees                                             52,146              81,377                 382,715
         Payroll expense                                                    -                   -                 724,630
         Rent and utilities                                             9,612              14,250                 111,858
         Travel expense                                                17,354              19,268                  93,567
                                                              ----------------   -----------------  ----------------------

                 Total Expenses                                       245,148             326,019               2,261,217
                                                              ----------------   -----------------  ----------------------

Net Operating Loss                                                   (244,398)           (326,019)             (2,260,467)
                                                              ----------------   -----------------  ----------------------

Other Revenue / (Expense)

         Forgiveness of debt                                                -                   -                 135,750
         Settlement agreements                                              -                   -                  36,653
         Interest Income                                                    -                 356                     356
         Miscellaneous expense                                              -                   -                  (5,857)
         Interest Expense                                             (48,803)            (58,312)               (163,463)
                                                              ----------------   -----------------  ----------------------

                 Total other revenue / (expense)                      (48,803)            (57,956)                  3,439

Net Loss                                                           $ (293,201)         $ (383,975)           $ (2,257,028)
                                                              ================   =================  ======================

Net Income/Loss per share of common
stock                                                             $     (0.03)           $  (0.04)
                                                              ================   =================
Weighted average number of common
         shares outstanding                                         9,667,745           8,009,612
                                                              ================   =================



       The accompanying notes are an integral part of these financial statements


                                     INTREorg Systems, Inc.
                                 (A Development Stage Company)
                                    Statements of Cash Flows

                                                                                                        November 3, 2003
                                                                    Year Ended                           (Inception) to
                                                                   December 31,                           December 31,
                                                                       2008               2007                2008
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Profit (Loss)                                                      $ (293,201)        $ (383,975)         $ (2,257,028)
         Depreciation                                                           -                  -                 6,165
Adjustments to reconcile net loss to net cash used
         by operating activities
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                      13,394            (10,578)               (7,261)
         Increase in Accounts Payable and accrued liabilities             189,370            132,419             1,145,234
         Increase (Decrease) in Deposits                                    6,900                  -                     -
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                               (83,537)          (262,134)           (1,112,890)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase in loans payable                                         73,500            223,500               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                          13,825             34,470               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                            87,325            257,970             1,133,591
                                                                  ----------------  -----------------  --------------------

Net Increase (Decrease) in Cash                                             3,788             (4,164)                3,330
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                  (458)             3,706                     -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                     $ 3,330             $ (458)              $ 3,330
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -                   $ -
                                                                  ================  =================  ====================

         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================




           The accompanying notes are an integral part of these financial statements



                                             INTREorg Systems, Inc.
                                         (A Development Stage Company)
                                       Statement of Stockholders' Deficit
                                                December 31, 2008


                                                                                                     Deficit
                                                                                                  Accum. During
                                       Comon Stock                       Preferred A Stock        the Development
                                      # of Shares       Amount        # of Shares    Amount           Stage            Totals
                                     --------------  --------------  ------------- ------------  -----------------  --------------
Balance - November 3, 2003                       -             $ -                         $ -                $ -             $ -
   Stock issued for cash                 1,000,000           5,000                                                          5,000
Net Loss for period                                              -                                         (3,325)         (3,325)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balance - December 31, 2003              1,000,000           5,000             -             -             (3,325)          1,675
                                     --------------  --------------  ------------  ------------  -----------------  --------------

   Stock issued for cash                    33,000          16,500       169,100       169,100                            185,600
   Stock issued for services               145,833             729                                                            729
   Stock issued for compensation           448,333          13,518                                                         13,518
Net Loss for period                                                                                      (605,823)       (605,823)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balances - December 31, 2004             1,627,166          35,747       169,100       169,100           (609,148)       (404,301)

   Stock issued for cash                    64,000          32,000        76,000        76,000                            108,000
   Stock issued for services               297,000           8,850                                                          8,850
   Stock issued for compensation            61,000          30,500                                                         30,500
   Stock issued for interest               990,000           9,900         2,000         2,000                             11,900
Net Loss for period                                                                                      (657,305)       (657,305)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balances - December 31, 2005             3,039,166         116,997       247,100       247,100         (1,266,453)       (902,356)

   Stock issued for services               250,000         125,000                                                        125,000
   Stock issued for interest             1,831,250          18,313                                                         18,313
Net Loss for period                                                                                      (313,399)       (313,399)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balances - December 31, 2006             5,120,416         260,310       247,100       247,100         (1,579,852)     (1,072,442)

   Stock issued for services               812,000           8,120                                                          8,120
   Stock issued for interest             2,635,000          26,350                                                         26,350
Net Loss for period                                                                                      (383,975)       (383,975)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balances - December 31, 2007             8,567,416         294,780       247,100       247,100         (1,963,827)     (1,421,947)
                                     --------------  --------------  ------------  ------------  -----------------  --------------

   Stock issued for services               625,000           6,250                                                          6,250
   Stock issued for interest               757,500           7,575                                                          7,575
   Convert preferred to common             247,100         247,100      (247,100)     (247,100)                                 -
   Reconciliation differences              108,000                                                                              -
Net Loss for period                                                                                      (293,201)       (293,201)
                                     --------------  --------------  ------------  ------------  -----------------  --------------
Balances - December 31, 2008            10,305,016       $ 555,705             -           $ -       $ (2,257,028)    $(1,701,323)
                                     ==============  ==============  ============  ============  =================  ==============






                   The accompanying notes are an integral part of these financial statements.

                             INTREorg Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2008


Note 1. Organization and Summary of Significant Accounting Policies
        -----------------------------------------------------------

Organization:

Intreorg Systems, Inc. (the Company) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. As well as, to pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31st.

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

                             INTREorg Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2008


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

Note 2 - Federal Income Tax
         ------------------

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statement or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes," which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.


                                                2008
Deferred tax assets:
Net operating loss carryforwards            $  2,152,544
Valuation allowance                           (2,152,544)
                                             ------------
Net deferred tax assets                        $   -

At December 31, 2008, the Company had net operating loss carry forwards of approximately $2,152,544 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2018.

                             INTREorg Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2008

Note 3 - Capital Stock Transactions
         --------------------------

During the year ended December 31, 2008, the Company, pursuant to a vote of the stockholders approved an increase in the authorized shares from 10,000,000 shares to 100,000,000 shares. At December 31, 2008, the Company's authorized capital consists of 100,000,000 shares of common stock with no par value and 10,000,000 shares of preferred stock at no par value.

During the year ended December 31, 2008, the Company, pursuant to a vote of the stockholders approved the conversion of the 247,100 shares of preferred stock to 247,100 shares of restricted common stock was approved. The preferred shares were convertible at a rate of 1 share of preferred for 1 share for common stock, at the discretion of the shareholder or the Company. The Company does not pay dividends on and there are no dividend preferences on its preferred shares.

During the year ended December 31, 2008, the Company did not issue any shares of its common stock for cash.

During the year ended December 31, 2008, the Company issued 625,000 shares of its common stock for services rendered valued at $6,250.

During the year ended December 31, 2008, the Company also issued 757,500 shares of its common stock for interest to providers of bridge loans valued at $7,575.

Note 4 - Going Concern
         -------------

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,712,530 at December 31, 2008. During the year ended December 31, 2008, the Company generated revenues of $750 against expenses of $293,951, resulting in a net loss of $293,201. At December 31, 2008, the Company had a deficit accumulated during its development stage of $2,257,028.

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

                             INTREorg Systems, Inc.
                          Notes to Financial Statements
                                December 31, 2008

Note 5 - Interim Financing
         -----------------

During the year ended December 31, 2008, the Company has paid approximately $5,000 in bridge loans. Prior to January 1, 2008, the Company had raised $494,386 to be able to continue operations. During the year ended December 31, 2008, the Company raised an additional $73,500 in cash to support operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. At renewal time the providers were given an equal amount of stock while the interest was accrued.

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

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

ITEM 9B. OTHER INFORMATION
--------------------------

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as INTREorg directors or executive officers, including their ages as of December 31, 2008.

Name                         Age        Position

Denis L. Iler(1)              44        President, CEO, Director
Austin Andres(2)              56        Chief Operating Officer, Director
Jeff Huitt(3)                 47        Chief Financial Officer, Director
Redgie Green                  53        Director
Russell K. Boyd(4)            37        Director and Chairman of the Board
Wesley F. Whiting(5)          73        Director

     (1) Denis L. Iler resigned as the President, Chief Executive Officer and Director On March 25, 2009.
     (2)  Austin  Andres  resigned as the Chief  Operating  Officer on April 11,
          2009.
     (3)  Jeff Huitt resigned as Chief Financial Officer on April 11, 2009.
     (4) Russell K. Boyd was appointed the Chief Executive Officer and President on March 25, 2009.
     (5)  Wesley F. Whiting resigned as Director effective January 8, 2009.

INTREorg officers are elected by the board of directors at the first meeting after each annual meeting of INTREorg shareholders and hold office until their successors are duly elected and qualified under INTREorg bylaws.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will not devote full time to the Company's affairs, but will devote sufficient time (up to 20 hours weekly) until the operations and working capital of the Company require more time to be devoted.

Biographical Information

Management will not devote full time to the Company's affairs, but will devote sufficient time until the operations and working capital of the Company require more time to be devoted and any time spent will be devoted to screening and assessing and, if warranted, negotiating to acquire business opportunities.

Russell K. Boyd, age 37, has served as Chairman of the Board of Directors for the Company since November of 2004. In April 2009, he was appointed the Chief Executive Officer and acting principal accounting officer. He has experience in the electronic data processing and consulting industries leading and managing project delivery teams. He currently independently contracts his services to the government sector. Previous to this, Mr. Boyd was employed by Electronic Data Systems (EDS) and for a seven year period worked on a variety of service delivery and consulting projects. Prior to EDS, Mr. Boyd's career consists of progressively broader roles and responsibilities with TIER Technologies, Inc. He holds a Bachelor of Arts Degree in Computer Information Systems from Tarleton State University.

Austin Andres, age 56, became Chief Operating Officer and a director of the Company in January 2008. Mr. Andres has served in financial and information systems positions during his 22 year career with Qwest Communications. He has experience in leading and managing teams providing actionable information for operating decisions from diverse information sources. His current position focuses on delivery of financial and operational performance information to business units. Mr. Andres holds Master Degrees in Accounting from the University of Colorado - Denver and a Bachelor's Degree in Management Information Science from the University of Northern Colorado. He holds an inactive CPA license in the State of Colorado.

Redgie Green, age 53, is Director of INTREorg Services, Inc. He has been Secretary and Director of Sun River Energy, Inc. since 1998 and in January 2009, became the President of Sun River Energy. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company during 2004. He served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Concord Ventures, Inc. (2006) and Aspeon, Inc. (2006) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

Jeff Huitt, age 47, became Chief Financial Officer and a director in April 2007. On April 11, 2009, he resigned as the Chief Financial Officer of INTREorg. He also serves as Chief Financial Officer at XsunX, Inc. Located in the Golden, Colorado research facility; his responsibilities include operations management and coordination of resources. He has over 20 years experience in leadership positions of both larger organizations and start ups, most recently as President of Parking Stripes Advertising, a private start-up media company from October 2006 to August 2007. Prior to that, he was COO/CFO of a startup defense contractor guiding the company through high growth and a recapitalization from January 2004 to October 2006. His additional experience includes CFO of iSherpa Capital, from October 2001 to January 2004 and Controller of Qwest Wireless from 1996 to 2000. Mr. Huitt also serves as a director of both International Paintball Association, Inc. and Qlinks of America, Inc. Mr. Huitt is a CPA and holds two degrees from the University of Denver: a Bachelor of Science in Accounting and a Master's in Business Administration.

Denis L. Iler, age 44, became Chief Executive Officer and a director of the Company in January 2008 and resigned both positions in March 2009. Mr. Iler is currently the CEO and a member of the board of directors. He holds a Six Sigma Black Belt for Tandberg Data Corp. His primary responsibilities include quality reporting to a major computer hardware supplier worldwide. He has more than 20 years experience in the data storage industry. Previously, he served as Vice President of Quality and Customer support for Exabyte and Ecrix Corporations. While at Exabyte he also formed and managed its industry International Technical Support division. During this period, he managed up to six Technical Support offices located throughout Europe and the Far East. His diverse background also includes Quality leadership and statistical analysis through the use of the Six Sigma methodology.

Wesley F. Whiting, Director, age 75, resigned as a Director on January 8, 2009. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he served as President and a director of Sun River Energy, Inc. from 1998 through January 9, 2009. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He was Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed
Director and Secretary of BSA SatelLINK, Inc. in 2002 till 2008. He was President and Director of Fayber Group, Inc. 2003, 2005 when he resigned. He was a Director of Legacy Technology Holdings, Inc. from 2003 through 2009. He was appointed as an officer and director of Captech Financial, Inc. in May 2006 through 2008. He served as a director of Baymark Technologies, Inc. 2005-2006. He was a director of Concord Ventures, Inc. (2006 - 2009) and Aspeon, Inc. (2006-2009).

Annual Meeting

The annual meeting of INTREorg stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the INTREorg's principal office or at such other place as permitted by the laws of the State of Texas and on such date as may be fixed from time to time by resolution of INTREorg's board of directors.

Committees of the Board of Directors

INTREorg is managed under the direction of its board of directors. INTREorg's board of directors plans to establish an audit committee as soon as practicable.

Executive Committee

Members of the INTREorg Executive Committee are as follows: Austin Andres and Jeff Huitt.

Audit Committee

INTREorg currently does not have an audit committee. When formed, the audit committee will be comprised solely of directors who are independent and financially literate, as required by the Securities Exchange Act of 1934, as amended, which INTREorg refers to as the Securities Exchange Act. At least one member of the committee will have accounting or related financial management expertise.

Previous "Blank Check" or "Shell" Company Involvement

Management of INTREorg has not been involved in prior private "blank-check" or "shell" companies.

Conflicts of Interest

The officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

Conflicts of Interest - General

Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the

Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for INTREorg, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.


                              SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                     Non-equity    Non-qualified
                                                                     incentive     deferred
                                                 Stock       Option  plan          compensation   All other
                              Salary    Bonus    awards      awards  compensation  earnings       compensation    Total
Name & Position      Year     ($)       ($)      ($)         ($)     ($)           ($)            ($)             ($)
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------

Denis L. Iler,       2008     0         0        $1,000      0       0             0              $250            $1,250
President, CEO &     2007     0         0        0           0       0             0              0               0
Director(1)          2006     0         0        0           0       0             0              0               0
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Austin Andres, COO   2008     0         0        $1,000      0       0             0              0               $1,000
& Director(2)        2007     0         0        0           0       0             0              0               0
                     2006     0         0        0           0       0             0              0               0
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------
Jeff Huitt, CFO &    2008     $9,800    0        0           0       0             0              0               $9,800
Director(3)          2007     $15,900   0        0           0       0             0              0               $15,900
                     2006     0         0        0           0       0             0              0               0

(1) Mr. Denis Iler resigned as a director and officer of the Company in March 2009. During the year ended December 31, 2008, Mr. Iler 100,000 shares of the Company's common stock valued at $1,000 for his consulting services as an officer of the Company. During the year ended December 31, 2008, he received 25,000 shares of common stock valued at $250 for his services as a director.
(2) Mr. Andres resigned as an officer of the Company in April 2009. During the year ended December 31, 2008, he received 100,000 shares of the Company's common stock valued at $1,000 for his consulting services as an officer of the Company.
(3) Mr. Huitt resigned as an officer of the Company in April 2009. The Company paid Huitt Consulting, LLC $50 per hour for work performed by Jeff Huitt as the Company's contract CFO. During the year ended December 30, 2008, the Company paid Mr. Huitt cash of $2,850 and accrued $6,950 in connection with his services.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

INTREorg does not have a stock option plan as of December 31, 2008. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2007 and 2008.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company's officers, directors, advisors, or key employees is currently party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The INTREorg board of directors in its entirety acts as the compensation committee for INTREorg. Mr. Iler is the Chief Executive Officer and Chairman of the Company.

Stock Option Plan

The Company does not have a stock option plan at the time of this filing.

                              Director Compensation

The Company pays $500 for Directors fees for meeting attendance, unless the fee is waived. Prior to the appointment of additional board members in April 2008, the Company had a single director.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


                                                                    Nonqualified
                                                     Non-equity       deferred
               Fees                                  incentive      compensation      All other
               earned or   Stock       Option           plan          earnings      compensation     Total
    Name       paid in     awards ($)  awards ($)   compensation        ($)              ($)          ($)
                  cash                                  ($)
                  ($)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

Russell K.        $-0-       $2,000       $-0-          $-0-            $-0-            $-0-         $2,000
Boyd(1)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Denis L.          $-0-        $250        $-0-          $-0-            $-0-           $1,000        $1,250
Iler(2)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Austin            $-0-        $-0-        $-0-          $-0-            $-0-           $1,000        $1,000
Andres(3)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Jeff Huitt(4)     $-0-        $-0-        $-0-          $-0-            $-0-           $9,800         $-0-
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Redgie            $-0-        $250        $-0-          $-0-            $-0-            $-0-          $-0-
Green(5)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------
Wesley F.         $-0-        $250        $-0-          $-0-            $-0-            $-0-          $-0-
Whiting(6)

     (1) Mr. Boyd received 200,000 shares of the Company's restricted common stock valued at $2,000.
     (2) Mr. Denis Iler resigned as a director and officer of the Company in March 2009. During the year ended December 31, 2008, Mr. Iler 100,000 shares of the Company's common stock valued at $1,000 for his consulting services as an officer of the Company. During the year ended December 31, 2008, he received 25,000 shares of common stock valued at $250 for his services as a director.
     (3) Mr. Andres resigned as an officer of the Company in April 2009. During the year ended December 31, 2008, he received 100,000 shares of the Company's common stock valued at $1,000 for his consulting services as an officer of the Company.

     (4) Mr. Huitt resigned as an officer of the Company in April 2009. The Company paid Huitt Consulting, LLC $50 per hour for work performed by Jeff Huitt as the Company's contract CFO. During the year ended December 30, 2008, the Company paid Mr. Huitt cash of $2,850 and accrued $6,950 in connection with his services.
     (5) During the year ended December 31, 2008, Mr. Green received 25,000 shares of common stock valued at $250 for his services.
     (6) Wesley F. Whiting has resigned as Director effective January 8, 2009. During the year ended December 31, 2008, Mr. Whiting received 25,000 shares of common stock valued at $250 for his services.

Limitation on Liability and Indemnification

INTREorg is a Texas corporation. The Texas Business Corporation Act (TBCA) provides that the articles of incorporation of a Texas corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in TBCA (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. INTREorg's articles of incorporation contain a provision eliminating the personal liability of directors to INTREorg or INTREorg shareholders for monetary damages to the fullest extent provided by the TBCA.

The TBCA provides that a Texas corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. INTREorg articles of incorporation do not contain any such limitation.

The TBCA provides that a Texas corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The TBCA, unless otherwise provided in the articles of incorporation, a Texas corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. INTREorg articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of INTREorg to the full extent permitted by Texas law.

INTREorg articles of incorporation also provide that INTREorg may purchase and maintain insurance on behalf of any person who is or was a director or officer of INTREorg or who is or was serving at the request of INTREorg as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not INTREorg would have the power to indemnify him or her against such liability.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan at this time.


ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

The following table sets forth information with respect to the beneficial ownership of INTREorg outstanding common stock by:

     o each person who is known by INTREorg to be the beneficial owner of five percent (5%) or more of INTREorg common stock;
     o INTREorg's chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and
     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of INTREorg common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of INTREorg common stock that INTREorg believes was beneficially owned by each person or entity as of December 31, 2008.


                                                            Number of Shares of
                                                               Common Stock           Percent of Class
Name and Address of Beneficial Owner (1)                    Beneficially Owned     Beneficially Owned (7)
--------------------------------------------------------- ------------------------ -----------------------

Russell K. Boyd, Chairman of the Board (2)                              1,234,000                  11.97%

Denis L. Iler, President, CEO, Director(3)                                125,000                   1.21%

Austin Andres, Chief Operating Officer, Director(4)                       100,000                     <1%

Jeff Huitt, Chief Financial Officer, Director (5)                         300,000                   2.91%


                                                            Number of Shares of
                                                               Common Stock           Percent of Class
Name and Address of Beneficial Owner (1)                    Beneficially Owned     Beneficially Owned (7)
--------------------------------------------------------- ------------------------ -----------------------

Redgie Green, Director                                                     25,000                     <1%

Wesley F. Whiting, Director (6)                                            25,000                     <1%
                                                          ------------------------ -----------------------

All directors and executive officers as a group (six                    1,809,000                  17.55%
persons)

(1) Except as noted above the business address for all listed individuals or entities is c/o INTREorg Services, Inc.,501 Trophy Lake Dr., Suite 314, PMB 106, Trophy Club, TX 76262.

(2) Mr. Boyd has Proxy Control of 900,000 shares previously held by Mr. Alton Smith. Mr. Boyd has direct - control of 534,000 common shares representing 3.4% of the outstanding shares of common stock.

(3)  Mr. Andres resigned as the COO of the Company in April 2009.

(4)  Mr. Iler resigned as the President, CEO and Director in March 2009.

(5) Through Huitt Consulting, LLC. Mr. Huitt is the Managing Member. Mr. Huitt resigned as the Chief Financial Officer in April 2009.

(6)  Mr. Whiting resigned as a Director on January 8, 2009.

(7) Based on 10,305,016 shares of common stock issued and outstanding on December 31, 2008.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that INTREorg believes have a reasonable likelihood of being "in the money" within the next sixty days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

No officer or director of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The following table shows the issuances of stock, in lieu for services for compensation to officers or directors or affiliates in 2007 and 2008:

                     Date of       Number of
     Name            Issuance        Shares     Position
     ----            --------      ---------    --------
Russell K. Boyd       1/4/2007       212,000    Director

Huitt Consulting,     04/23/2007     300,000    *
LLC.*
                                                Chief
                                                Operating
Austin Andres         03/14/2008     100,000    Officer &
                                                Director

Russell K. Boyd       03/14/2008     200,000    Director

Redgie Green          03/14/2008      25,000    Director

Denis L. Iler         03/14/2008     125,000    Chief Executive
                                                Officer & Director

Wesley F. Whiting     03/14/2008      25,000    Director
                                    -----------
Total                                987,000

     * Huitt Consulting, LLC is a company of which Mr. Jeff Huitt, the acting Chief Financial Officer and Director of the Company, is a managing member

In January 2009, Mr. Wesley Whiting resigned as a director of INTREorg.

In March 2009, Mr. Denis Iler resigned as the Chief Executive Officer, President and Director of INTREorg. In March 2009, Mr. Boyd was appointed the Chief Executive Officer of INTREorg.

In April 2009, Mr. Huitt resigned as the Chief Financial Officer of INTREorg. In April 2009, Mr. Andre resigned as the Chief Operating Officer of INTREorg. Both Messrs. Huitt and Andre have remained as directors of the Company.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2008 and December 31, 2007 by Larry O'Donnell, CPA, P.C. The Company's audit for 2007 was preformed and paid for in 2008 and therefore the Company did not pay any audit fees during the year ended December 31, 2007.

                                        Year Ended December 31,
                                   2008                     2007
                           ---------------------      -------------------
Audit Fees                        $1,400                    $-0-

Audit-related Fees

Tax Fees

All Other Fees

                          ---------------------      -------------------
Total Fees                        $1,400                    $-0-


All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)  Audited financial statements for years ended December 31, 2008 and 2007

(b)  Exhibit No.           Description
     -----------           -----------
      3.1            Articles of Incorporation (1)

      3.2            Articles of Amendment (1)

      3.7            Bylaws of INTREorg Systems, Inc. (1)

      31.1           Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act

      32.1           Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act


(1) Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated May 29, 2008. A copy can be provided by mail, free of charge, by sending a written request to INTREorg Systems, Inc., 501 Trophy Lake Dr, Suite 314, PMB 106, Trophy Club, TX 76262.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009
                                          INTREorg Systems, Inc.

                                          /s/ Russell K. Boyd
                                          --------------------------------------
                                          Russell K. Boyd, President, CEO,
                                          (Principal Accounting Officer)
                                          and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2009
                                          INTREorg Systems, Inc.


                                          /s/ Jeff Huitt
                                          --------------------------------------
                                          Jeff Huitt,  Director

                                          /s/ Redgie Green
                                          --------------------------------------
                                          Redgie Green, Director

                                          /s/ Russell K. Boyd
                                          --------------------------------------
                                          Russell K. Boyd, Chief Executive
                                          Officer, President and Director,
                                          Chairman of the Board