Form 10-Q
period 2009-03-31
INTREorg SYSTEMS INC.
filed 2009-05-20
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53262

                             INTREORG SYSTEMS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Texas                                            45-0526215
         -----                                          ------------
(State of Incorporation)                               (IRS Employer ID Number)

        501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                  817-491-8611
                                  ------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]                    Accelerated filer [  ]
Non-accelerated filer      [  ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 13, 2009, there were 10,306,016 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                      Page
                                                                                     ----

         Balance Sheets - March 31, 2009 and December 31, 2008                        F-1

         Statements of Operations  -
                  Three months ended March 31, 2009 and 2008 and
                  From February 13, 1997 (Inception) to March 31, 2009                F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to March 31, 2009               F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2009 and 2008 and
                  From February 13, 1997 (Inception) to March 31, 2009                F-4

         Notes to the Financial Statements                                            F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                     3

Item 4. Controls and Procedures                                                        3

Item 4T.  Controls and Procedures                                                      4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                            4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   4
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                              5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable          5

Item 5.  Other Information - Not Applicable                                            5

Item 6.  Exhibits                                                                      5

SIGNATURES                                                                             6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                         Balance Sheets



                                                                                       March 31,           December 31,
                                                                                          2009                 2008
                                                                                   -------------------  -------------------
                                                                                      (Unaudited)           (Audited)
ASSETS:

Current Assets:
        Cash                                                                                  $ 1,231              $ 3,330
        Accounts Receivable                                                                     7,261                7,261
                                                                                                    -                    -
                                                                                   -------------------  -------------------
               Total Current Assets                                                             8,492               10,591

Furniture and fixtures - net                                                                    1,176               10,207

Investment - Fusion Equity                                                                      1,000                1,000
                                                                                   -------------------  -------------------

TOTAL ASSETS                                                                                 $ 10,668             $ 21,798
                                                                                   ===================  ===================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Accounts payable                                                                    $ 591,646            $ 581,295
        Accrued expenses and liabilities                                                      574,987              563,940
        Notes Payable                                                                         577,886              577,886
                                                                                   -------------------  -------------------
               Total Current Liabilities                                                    1,744,519            1,723,121

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 247,100 shares issued and outstanding
        at March 31, 2009 and December 31, 2008, respectively                                       -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,305,016 shares issued and outstanding
        at March 31, 2009 and December 31, 2008, respectively                                 555,705              555,705

Deficit accumulated during the development stage                                           (2,289,556)          (2,257,028)
                                                                                   -------------------  -------------------

               Total Stockholders' deficit                                                 (1,733,851)          (1,701,323)
                                                                                   -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 10,668             $ 21,798
                                                                                   ===================  ===================



           The accompanying notes are an integral part of these financial statements.
                                              F-1



                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                                      November 3, 2003
                                                                  For the Three Months Ended           (Inception) to
                                                                           March 31,                      March 31,
                                                                    2009               2008                 2009
                                                              -----------------  -----------------  ----------------------

Revenue                                                                    $ -                $ -           $ 750

         Depreciation                                                    9,031                  -                  15,206
         Consulting expense                                                  -             42,694                 836,005
         Director's fees                                                     -              7,750                  48,870
         General and administrative                                      1,658              4,809                  59,055
         Professional fees                                              10,396                  -                 393,111
         Payroll expense                                                     -                  -                 724,630
         Rent and utilities                                                  -              4,806                 111,858
         Travel expense                                                    456                908                  94,023
                                                              -----------------  -----------------  ----------------------

                 Total Expenses                                         21,541             60,967               2,282,758
                                                              -----------------  -----------------  ----------------------

Net Operating Loss                                                     (21,541)           (60,967)             (2,282,008)
                                                              -----------------  -----------------  ----------------------

Other Revenue / (Expense)

         Forgiveness of debt                                                 -                  -                 135,750
         Settlement agreements                                               -                  -                  36,653
         Interest Income                                                     -                  -                     356
         Miscellaneous expense                                               -                  -                  (5,857)
         Interest Expense                                              (10,987)            (9,536)               (174,450)
                                                              -----------------  -----------------  ----------------------

                 Total other revenue / (expense)                       (10,987)            (9,536)                 (7,548)
                                                              -----------------  -----------------  ----------------------

Net Loss                                                             $ (32,528)         $ (70,503)           $ (2,289,556)
                                                              =================  =================  ======================

Net Income/Loss per share of common
stock                                                                $       *          $     *
                                                              =================  =================
Weighted average number of common
         shares outstanding                                         10,305,016          8,003,228
                                                              =================  =================

* Less than $(0.01) per share.

           The accompanying notes are an integral part of these financial statements.
                                              F-2


                                     INTREorg SYSTEMS, INC.
                                (A Development Stage Enterprise)
                           Statement of Stockholders' Equity (Deficit)
                                         March 31, 2009


                                                                                       Deficit
                                                                                    Accum. During
                                       Comon Stock            Preferred A Stock    the Development
                                 # of Shares     Amount     # of Shares  Amount         Stage           Totals
                                ------------  ------------- ----------  ----------  --------------- ---------------

Balance - November 3, 2003                -            $ -                    $ -              $ -             $ -
   Stock issued for cash          1,000,000          5,000                                                   5,000
Net Loss for period                                      -                                  (3,325)         (3,325)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balance - December 31, 2003       1,000,000          5,000          -           -           (3,325)          1,675
                                ------------  ------------- ----------  ----------  --------------- ---------------

   Stock issued for cash             33,000         16,500    169,100     169,100                          185,600
   Stock issued for services        145,833            729                                                     729
   Stock issued for compensation    448,333         13,518                                                  13,518
Net Loss for period                                                                       (605,823)       (605,823)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 321, 2004     1,627,166         35,747    169,100     169,100         (609,148)       (404,301)

   Stock issued for cash             64,000         32,000     76,000      76,000                          108,000
   Stock issued for services        297,000          8,850                                                   8,850
   Stock issued for compensation     61,000         30,500                                                  30,500
   Stock issued for interest        990,000          9,900      2,000       2,000                           11,900
Net Loss for period                                                                       (657,305)       (657,305)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2005      3,039,166        116,997    247,100     247,100       (1,266,453)       (902,356)

   Stock issued for services        250,000        125,000                                                 125,000
   Stock issued for interest      1,831,250         18,313                                                  18,313
Net Loss for period                                                                       (313,399)       (313,399)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2006      5,120,416        260,310    247,100     247,100       (1,579,852)     (1,072,442)

   Stock issued for services        812,000          8,120                                                   8,120
   Stock issued for interest      2,635,000         26,350                                                  26,350
Net Loss for period                                                                       (383,975)       (383,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2007      8,567,416        294,780    247,100     247,100       (1,963,827)     (1,421,947)

   Stock issued for services        625,000          6,250                                                   6,250
   Stock issued for interest        757,500          7,575                                                   7,575
   Convert preferred to common      247,100        247,100   (247,100)   (247,100)                               -
   Reconciliation differences       108,000                                                                      -
Net Loss for period                                                                       (293,201)       (293,201)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2008     10,305,016        555,705          -           -       (2,257,028)     (1,701,323)

Net Loss for period                                                                        (32,528)        (32,528)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - March 31, 2009        10,305,016      $ 555,705          -         $ -     $ (2,289,556)   $ (1,733,851)
                                ============  ============= ==========  ==========  =============== ===============


           The accompanying notes are an integral part of these financial statements.
                                               F-3



                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                      For the Three Months Ended         (Inception) to
                                                                               March 31,                    March 31,
                                                                       2009               2008                2009
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                                $ (32,528)         $ (70,503)         $ (2,289,556)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Depreciation                                                       9,031                  -                15,196
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -               (660)               (7,261)
         Increase in Accounts Payable and accrued liabilities              21,398             68,125             1,166,632

                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                (2,099)            (3,038)           (1,114,989)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase in loans payable                                              -             (5,000)              577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -              5,275               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                 -                275             1,133,591
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                            (2,099)            (2,763)                1,231
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                 3,330               (458)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                     $ 1,231           $ (3,221)              $ 1,231
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -              $ 32,008
                                                                  ================  =================  ====================

         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

         The accompanying financial statements are an integral part of these financial statements.



                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 2009
                                   (Unaudited)

Note  1.  Organization,   Basis  of  Presentation  and  Summary  of  Significant
Accounting Policies

Organization

Intreorg Systems, Inc. (the Company) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. As well as, to pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31st. On January 8, 2009, Mr. Wesley Whiting resigned as a director of the Company.

On March 25, 2009, Mr. Denis Iler resigned as the Chief Executive Officer and a Director of the Company. On March 25, 2009, Mr. Russell K. Boyd, a director of the Company, was appointed the Chief Executive Officer of the Company. On April 11, 2009, Mr. Jeff Huitt resigned as the Chief Financial Officer of the Company, and Mr. Austin Andres resigned as the Chief Operating Officer. On May 7, 2009, Mr. Huitt resigned as director of the Company. Basis of Presentation

Development Stage Company

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

Interim Accounting

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2008. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,736,027 at March 31, 2009. During the three months ended March 31, 2009, the Company did not generate any revenues. At March 31, 2009, the Company had a deficit accumulated during its development stage of $2,289,556.

The Company is in the development stage and has not earned revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management is seeking new capital to carry forward the purposes of the Company.

Summary of Significant Accounting Policies

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

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Federal Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes." The Company incurred net operating losses during the periods shown on unaudited financial statements resulting in a deferred tax asset, which was reserved; therefore the net benefit and expense resulted in $-0- income taxes.

Note 3 - Capital Stock Transactions

During the three months ended March 31, 2009, the Company did not issue any shares of its common stock.

Note 4 - Interim Financing

During the year ended December 31, 2008, the Company paid approximately $5,000 in bridge loans. Prior to January 1, 2009, the Company had raised $577,886 to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. At renewal time the providers were given an equal amount of stock while the interest was accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

OPERATIONS
----------

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

In the continuance of INTREorg's business operations it does not intend to purchase or sell any significant assets and the Company does expect to have to hire additional employees, if it is able to secure financing or sees an increase in orders.

On January 8, 2009, Mr. Wesley Whiting resigned as a director of the Company.

On March 25, 2009, Mr. Denis Iler resigned as the Chief Executive Officer and a Director of the Company. On March 25, 2009, Mr. Russell K. Boyd, a director of the Company, was appointed the Chief Executive Officer of the Company.

On April 11, 2009, Mr. Jeff Huitt resigned as the Chief Financial Officer of the Company and Mr. Austin Andres resigned as the Chief Operating Officer. On May 7, 2009, Mr. Huitt resigned as director of the Company.

The Company is dependent on raising additional equity and/or, debt to fund any negotiated settlements with its outstanding creditors and meet the Company's ongoing operating expenses. There is no assurance that INTREorg will be able to raise the necessary equity and/or debt that it will need to be able to negotiate acceptable settlements with its outstanding creditors or fund its ongoing operating expenses. INTREorg cannot make any assurances that it will be able to raise funds through such activities.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended March 31, 2009, we incurred an operational loss of $21,541 compared to $60,967 during the three months ended March 31, 2008. The decrease of $40,426 was a result of the $42,694 decrease in consulting expenses combined with a $7,750 decrease in director's fees and a $4,806 decrease in rent and utilities.

During the three months ended March 31, 2009, we incurred a net loss of $32,528 compared to $70,503 during the three months ended March 31, 2008. The decrease of $37,975 is a direct result of the $40,426 decrease in operational expenses offset by an $1,451 increase in interest expense as explained above.

LIQUIDITY
---------

At March 31, 2009, we had current assets of $8,492, consisting of cash of $1,231 and accounts receivable of $7,261. At March 31, 2009, we had total current liabilities of $1,744,519, consisting of accounts payable of $591,646, $574,987 in accrued expenses and liabilities and $577,886 in convertible promissory notes. Our current liabilities exceed our current assets by $1,736,027 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2009, we used funds of $2,099 from our operational activities. During the three months ended March 31, 2009, we recognized a net loss of $32,528, which was adjusted for a depreciation expense of $9,031. During the three months ended March 31, 2008, we used funds of $3,038 in our operational activities. During the three months ended March 31, 2008, we recognized a net loss of $70,503, which was not adjusted for any non-cash items.

During the three months ended March 31, 2009 and 2008, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2009, we did not receive or use any funds from our financing activities. During the three months ended March 31, 2008, we received $275 from our financing activities. During the three months ended March 31, 2008, we received $5,275 from the sale of shares of our common stocks and used $5,000 to pay an outstanding note payable.

Short Term

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE.


ITEM 2.  CHANGES IN SECURITIES

            NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE.


ITEM 5.  OTHER INFORMATION

            NONE.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
                   Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             INTREORG SYSTEMS, INC.
                                             (Registrant)



Dated:   May 20, 2009                        By: /s/ Russell K. Boyd
                                                 -------------------------------
                                                 Russell K. Boyd
                                                 (Principal Executive Officer,
                                                 Chief Executive Officer, and
                                                 Principal Accounting Officer)