Form 10-Q
period 2009-06-30
INTREorg SYSTEMS INC.
filed 2009-08-19
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10-Q

                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2009, there were 10,305,016 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets - June 30, 2009 and December 31, 2008                           F-1

         Statements of Operations  -
                  Three and six  months  ended  June 30,  2009 and 2008 and From
                  February 13, 1997 (Inception) to March 31, 2009                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From February 13, 1997 (Inception) to June 30, 2009                  F-3

         Statements of Cash Flows -
                  Three and six  months  ended  June 30,  2009 and 2008 and From
                  February 13, 1997 (Inception) to June 30, 2009                        F-4

         Notes to the Financial Statements                                              F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      3

Item 4. Controls and Procedures                                                         3

Item 4T.  Controls and Procedures                                                       4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable           5

Item 5.  Other Information - Not Applicable                                             5

Item 6.  Exhibits                                                                       5

SIGNATURES                                                                              6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                         Balance Sheets



                                                                                        June 30,           December 31,
                                                                                          2009                 2008
                                                                                   -------------------  -------------------
                                                                                      (Unaudited)           (Audited)

ASSETS:

Current Assets:
        Cash                                                                                    $ 376              $ 3,330
        Accounts Receivable                                                                     7,261                7,261
                                                                                                    -                    -
                                                                                   -------------------  -------------------
               Total Current Assets                                                             7,637               10,591

Furniture and fixtures - net                                                                    1,176               10,207

Investment - Fusion Equity                                                                      1,000                1,000
                                                                                   -------------------  -------------------

TOTAL ASSETS                                                                                  $ 9,813             $ 21,798
                                                                                   ===================  ===================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Accounts payable                                                                    $ 206,751            $ 581,295
        Accrued expenses and liabilities                                                      583,919              563,940
        Notes Payable                                                                         521,000              577,886
                                                                                   -------------------  -------------------
               Total Current Liabilities                                                    1,311,670            1,723,121

Long-Term Liabilities
        Convertible promissory notes                                                          471,202                    -
                                                                                   -------------------  -------------------
               Total Liabilities                                                            1,782,872            1,723,121

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 247,100 shares issued and outstanding
        at June 30, 2009 and December 31, 2008, respectively                                        -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,305,016 shares issued and outstanding
        at June 30, 2009 and December 31, 2008, respectively                                  555,705              555,705

Deficit accumulated during the development stage                                           (2,328,764)          (2,257,028)
                                                                                   -------------------  -------------------
               Total Stockholders' deficit                                                 (1,773,059)          (1,701,323)
                                                                                   -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $ 9,813             $ 21,798
                                                                                   ===================  ===================



           The accompanying notes are an integral part of these financial statements.
                                              F-1


                                                INTREorg Systems, Inc.
                                             (A Development Stage Company)
                                               Statements of Operations
                                                      (Unaudited)

                                                                                                                    November 3, 2003
                                               For the Three Months Ended             For the Six Months Ended        (Inception) to
                                                        June 30,                             June 30,                    June 30,
                                                 2009             2008               2009              2008               2009
                                           -----------------  ---------------    ---------------   ---------------  ----------------

Revenue                                                $ -              $ -                $ -               $ -       $ 750

  Depreciation                                           -                -              9,031                 -             15,206
  Consulting expense                                     -                -                                    -            836,005
  Director's fees                                        -                -                                    -             48,700
  General and administrative                         4,068           96,276              5,726           157,242             63,394
  Professional fees                                 18,791                -             29,187                 -            411,802
  Payroll expense                                        -                -                  -                 -            724,630
  Rent and utilities                                     -                -                  -                 -            111,858
  Travel expense                                         -                -                456                 -             94,023
                                          -----------------  ---------------    ---------------   ---------------   ----------------

          Total Expenses                            22,859           96,276             44,401           157,242          2,305,618
                                          -----------------  ---------------    ---------------   ---------------   ----------------

Net Operating Loss                                 (22,859)         (96,276)           (44,401)         (157,242)        (2,304,868)
                                          -----------------  ---------------    ---------------   ---------------   ----------------

Other Revenue / (Expense)

  Forgiveness of debt                                    -                -                  -                 -            135,750
  Settlement agreements                                  -                -                  -                 -             36,653
  Interest Income                                        -                -                  -                 -                356
  Miscellaneous expense                                  -                -                  -                 -             (5,857)
  Interest Expense                                 (16,348)          (8,847)           (27,335)          (18,093)          (190,798)
                                          -----------------  ---------------    ---------------   ---------------   ----------------

          Total other revenue / (expense)          (16,348)          (8,847)           (27,335)          (18,093)           (23,896)
                                          -----------------  ---------------    ---------------   ---------------   ----------------

Net Loss                                         $ (39,207)      $ (105,123)         $ (71,736)       $ (175,335)      $ (2,328,764)
                                          =================  ===============    ===============   ===============   ================

Net Income/Loss per share of common
stock                                            $      *           $ (0.01)          $  (0.01)         $  (0.02)
                                          =================  ===============    ===============   ===============
Weighted average number of common
         shares outstanding                     10,305,016        9,222,027         10,305,016         8,966,058
                                          =================  ===============    ===============   ===============

* Less than $(0.01) per share.

                   The accompanying notes are an integral part of these financial statements.
                                                      F-2


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                       For the Six Months Ended          (Inception) to
                                                                                June 30,                    June 30,
                                                                       2009               2008                2009
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                                $ (71,736)        $ (175,335)         $ (2,328,764)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Depreciation                                                       9,031                  -                15,196
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -             (1,060)               (7,261)
         Increase in Accounts Payable and accrued liabilities              59,751            146,689             1,204,985

                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                (2,954)           (29,706)           (1,115,844)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase in loans payable                                              -             24,000               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -              6,975               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                 -             30,975             1,133,591
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                            (2,954)             1,269                   376
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                 3,330               (458)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                       $ 376              $ 811                 $ 376
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -              $ 32,008
                                                                  ================  =================  ====================
         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

Supplemental Disclosure of Non-Cash Flow Information

         Debt converted to Convertible Notes Payable                    $ 471,202                $ -             $ 471,202
                                                                  ================  =================  ====================


            The accompanying financial statements are an integral part of these financial statements.
                                                 F-3


                                     INTREorg SYSTEMS, INC.
                                (A Development Stage Enterprise)
                           Statement of Stockholders' Equity (Deficit)
                     From November 3, 2003 (Inception) through June 30, 2009


                                                                                        Deficit
                                                                                     Accum. During
                                       Comon Stock            Preferred A Stock     the Development
                                 # of Shares     Amount     # of Shares  Amount         Stage           Totals
                                ------------  ------------- ----------  ----------  --------------- ---------------

Balance - November 3, 2003                -            $ -                    $ -              $ -             $ -
   Stock issued for cash          1,000,000          5,000                                                   5,000
Net Loss for period                                      -                                  (3,325)         (3,325)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balance - December 31, 2003       1,000,000          5,000          -           -           (3,325)          1,675
                                ------------  ------------- ----------  ----------  --------------- ---------------

   Stock issued for cash             33,000         16,500    169,100     169,100                          185,600
   Stock issued for services        145,833            729                                                     729
   Stock issued for compensation    448,333         13,518                                                  13,518
Net Loss for period                                                                       (605,823)       (605,823)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 321, 2004     1,627,166         35,747    169,100     169,100         (609,148)       (404,301)

   Stock issued for cash             64,000         32,000     76,000      76,000                          108,000
   Stock issued for services        297,000          8,850                                                   8,850
   Stock issued for compensation     61,000         30,500                                                  30,500
   Stock issued for interest        990,000          9,900      2,000       2,000                           11,900
Net Loss for period                                                                       (657,305)       (657,305)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2005      3,039,166        116,997    247,100     247,100       (1,266,453)       (902,356)

   Stock issued for services        250,000        125,000                                                 125,000
   Stock issued for interest      1,831,250         18,313                                                  18,313
Net Loss for period                                                                       (313,399)       (313,399)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2006      5,120,416        260,310    247,100     247,100       (1,579,852)     (1,072,442)

   Stock issued for services        812,000          8,120                                                   8,120
   Stock issued for interest      2,635,000         26,350                                                  26,350
Net Loss for period                                                                       (383,975)       (383,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2007      8,567,416        294,780    247,100     247,100       (1,963,827)     (1,421,947)

   Stock issued for services        625,000          6,250                                                   6,250
   Stock issued for interest        757,500          7,575                                                   7,575
   Convert preferred to common      247,100        247,100   (247,100)   (247,100)                               -
   Reconciliation differences       108,000                                                                      -
Net Loss for period                                                                       (293,201)       (293,201)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2008     10,305,016        555,705          -           -       (2,257,028)     (1,701,323)

Net Loss for period                                                                        (71,736)        (71,736)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - June 30, 2009         10,305,016      $ 555,705          -         $ -     $ (2,328,764)   $ (1,773,059)
                                ============  ============= ==========  ==========  =============== ===============


           The accompanying notes are an integral part of these financial statements.
                                              F-4

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2009
                                   (Unaudited)

Note  1.  Organization,   Basis  of  Presentation  and  Summary  of  Significant
          ----------------------------------------------------------------------
          Accounting Policies
          -------------------

Organization

INTREorg Systems, Inc. (the Company) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies as well as pursuing any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31st. On March 25, 2009, Mr. Denis Iler resigned as the Chief Executive Officer, and a Director of the Company. On March 25, 2009, Mr. Russell K. Boyd, a director of the Company, was appointed the Chief Executive Officer of the Company. On April 11, 2009, Mr. Jeff Huitt resigned as the Chief Financial Officer of the Company, and Mr. Austin Andres resigned as the Chief Operating Officer. On May 7, 2009, Mr. Huitt resigned as director of the Company. Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,304,033 at June 30, 2009. During the six months ended June 30, 2009, the Company did not generate any revenues. At June 30, 2009, the Company had a deficit accumulated during its development stage of $2,328,764.

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

Note 2 - Notes Payable
         -------------

Prior to the year ended December 31, 2008, the Company raised $577,886 in bridge loans in order to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 90 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. Prior to January 1, 2009, the holders were issued shares of the Company's common stock in equal amount to the interest accrued for extensions on the payment of the notes.

During the six months ended June 30, 2009, holders of notes totaling $56,866 (principal and outstanding interest on the date of conversion) converted their notes into Commercial Convertible Promissory Notes (Convertible Promissory Notes). The Convertible Promissory Notes are unsecured, have an interest rate of 6%, and a due date of April 10, 2011. For further details, see Note 3 - Convertible Promissory Notes.

Note 3 - Convertible Notes Payable

On April 10, 2009, a vendor owed $406,961 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note.

On April 10, 2009, holders of outstanding promissory notes totaling $56,866 and accrued interest of $7,375, agreed to convert the amounts owed to them into long-term Convertible Promissory Notes.

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At June 30, 2009, $471,202 was outstanding.

Note 4 - Capital Stock Transactions

During the six months ended June 30, 2009, the Company did not issue any shares of its common stock.

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

In addition, the United States and the global business community has experienced severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended June 30, 2009, we incurred an operational loss of $22,859 compared to $96,276 during the three months ended June 30, 2008. The decrease of $73,417 was a result of the decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the three months ended June 30, 2009, we incurred a net loss of $39,207 compared to $96,276 during the three months ended June 30, 2008. The decrease of $57,069 is a direct result of the $73,417 decrease in operational expenses offset by a $7,501 increase in interest expense.

For the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the six months ended June 30, 2009, we incurred an operational loss of $44,401 compared to an operational loss of $157,242 during the six months ended June 30, 2008. The decrease of $112,841 is a result of the decreases of $112,841 decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the six months ended June 30, 2009, we recognized a net loss of $71,736 compared to a net loss of $175,335 during the six months ended June 30, 2008. The decrease of $103,619 was a result of the $112,841 decrease in operational expenses offset by an increase of $9,242 in interest expense .


LIQUIDITY
---------

At June 30, 2009, we had current assets of $7,637, consisting of cash of $376 and accounts receivable of $7,261. At June 30, 2009, we had total current liabilities of $1,311,670, consisting of accounts payable of $206,751, $583,919 in accrued expenses and liabilities and $521,000 in promissory notes. Our current liabilities exceed our current assets by $1,304,033 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2009, we used funds of $2,954 from our operational activities. During the six months ended June 30, 2009, we recognized a net loss of $71,736, which was adjusted for a depreciation expense of $9,031. During the six months ended June 30, 2008, we used funds of $29,706 in our operational activities. During the six months ended June 30, 2008, we recognized a net loss of $175,335, which was not adjusted for any non-cash items.

During the six months ended June 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2009, we did not receive or use any funds from our financing activities. During the six months ended June 30, 2008, we received $30,975 from our financing activities. During the six months ended June 30, 2008, we received $6,975 from the sale of shares of our common stocks and received $24,000 from notes payables.

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





                                         INTREORG SYSTEMS, INC.
                                              (Registrant)



Dated:   August 19, 2009                 By: /s/ Russell K. Boyd
                                             -----------------------------------
                                             Russell K. Boyd
                                             (Principal Executive Officer, Chief
                                             Executive Officer and Principal
                                             Accounting Officer)