Form 10-Q
period 2009-09-30
INTREorg SYSTEMS INC.
filed 2009-11-16
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53262

                             INTREORG SYSTEMS, INC.
                            ------------------------
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

As of September 30, 2009, there were 10,320,016 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                       Page
                                                                                      ----

         Balance Sheets - September 30, 2009 and December 31, 2008                     F-1

         Statements of Operations  -
                  Three and nine months ended September 30, 2009 and 2008 and
                  From February 13, 1997 (Inception) to September 30, 2009             F-2

         Statements of Changes in Shareholders' Deficit -
                  From February 13, 1997 (Inception) to September 30, 2009             F-3

         Statements of Cash Flows -
                  Nine months ended September 30, 2009 and 2008 and
                  From February 13, 1997 (Inception) to September 30, 2009             F-4

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

Item 1A. Risk Factors - Not Applicable

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                         Balance Sheets



                                                                                     September 30,         December 31,
                                                                                          2009                 2008
                                                                                   -------------------  -------------------
                                                                                      (Unaudited)           (Audited)

ASSETS:

Current Assets:
        Cash                                                                                  $ 1,495              $ 3,330
        Accounts Receivable                                                                     7,261                7,261
                                                                                   -------------------  -------------------
               Total Current Assets                                                             8,756               10,591

Furniture and fixtures - net                                                                      151               10,207

Investment - Fusion Equity                                                                      1,000                1,000
                                                                                   -------------------  -------------------

TOTAL ASSETS                                                                                  $ 9,907             $ 21,798
                                                                                   ===================  ===================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Accounts payable                                                                    $ 228,057            $ 581,295
        Accrued expenses and liabilities                                                      616,877              563,940
        Notes Payable                                                                         521,000              577,886
                                                                                   -------------------  -------------------
               Total Current Liabilities                                                    1,365,934            1,723,121

Long-Term Liabilities
        Convertible promissory notes                                                          471,202                    -
                                                                                   -------------------  -------------------
               Total Liabilities                                                            1,837,136            1,723,121

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        0 shares issued and outstanding at September 30, 2009
        and December 31, 2008                                                                       -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,320,016 and 10,305,016 shares issued and outstanding
        at September 30, 2009 and December 31, 2008, respectively                             559,455              555,705

Deficit accumulated during the development stage                                           (2,386,684)          (2,257,028)
                                                                                   -------------------  -------------------

               Total Stockholders' deficit                                                 (1,827,229)          (1,701,323)
                                                                                   -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $ 9,907             $ 21,798
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

                                              F-1


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                                           November 3, 2003
                                                For the Three Months Ended     For the Nine Months Ended   (Inception) to
                                                     September 30,                  September 30,           September 30,
                                                  2009           2008           2009            2008            2009
                                               ------------  -------------   ------------   -------------  ----------------

Revenue                                                $ -          $ 750            $ -           $ 750        $ 750

       Depreciation                                  1,024              -         10,055               -            16,230
       Consulting expense                            3,750              -                              -           839,755
       Director's fees                                   -              -              -               -            48,700
       General and administrative                    7,295         61,131         15,370         217,895            69,288
       Professional fees                            29,250              -         58,437               -           441,052
       Payroll expense                                   -              -              -               -           724,630
       Rent and utilities                                -              -              -               -           111,858
       Travel expense                                  734              -          1,191               -            94,757
                                               ------------  -------------   ------------   -------------  ----------------

             Total Expenses                         42,053         61,131         85,053         217,895         2,346,270
                                               ------------  -------------   ------------   -------------  ----------------

Net Operating Loss                                 (42,053)       (60,381)       (85,053)       (217,145)       (2,345,520)
                                               ------------  -------------   ------------   -------------  ----------------

Other Revenue / (Expense)

       Forgiveness of debt                               -              -              -               -           135,750
       Settlement agreements                             -              -              -               -            36,653
       Interest Income                                   -              -              -               -               356
       Miscellaneous expense                             -              -              -               -            (5,857)
       Interest Expense                            (17,268)       (18,223)       (44,603)        (39,265)         (208,066)
                                               ------------  -------------   ------------   -------------  ----------------

             Total other revenue / (expense)       (17,268)       (18,223)       (44,603)        (39,265)          (41,164)
                                               ------------  -------------   ------------   -------------  ----------------

Net Loss                                         $ (59,321)     $ (78,604)    $ (129,656)     $ (256,410)     $ (2,386,684)
                                               ============  =============   ============   =============  ================

Net Income/Loss per share of common
stock                                            $   (0.01)      $  (0.01)    $    (0.01)     $    (0.03)
                                               ============  =============   ============   =============
Weighted average number of common
       shares outstanding                       10,312,679      9,612,742     10,307,608       9,184,827
                                               ============  =============   ============   =============



           The accompanying notes are an integral part of these financial statements.

                                              F-2


                             INTREorg SYSTEMS, INC.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)
          From November 3, 2003 (Inception) through September 30, 2009


                                                                                     Deficit
                                                                                 Accum. During
                                      Comon Stock           Preferred A Stock   the Development
                                # of Shares    Amount      # of Shares Amount         Stage          Totals
                                -------------------------  ---------------------  --------------  --------------

Balance - November 3, 2003               -           $ -                    $ -             $ -             $ -
   Stock issued for cash         1,000,000         5,000                                                  5,000
Net Loss for period                                    -                                 (3,325)         (3,325)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balance - December 31, 2003      1,000,000         5,000           -          -          (3,325)          1,675
                                -----------  ------------  ---------- ----------  --------------  --------------

   Stock issued for cash            33,000        16,500     169,100    169,100                         185,600
   Stock issued for services       145,833           729                                                    729
   Stock issued for compensation   448,333        13,518                                                 13,518
Net Loss for period                                                                    (605,823)       (605,823)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2004     1,627,166        35,747     169,100    169,100        (609,148)       (404,301)

   Stock issued for cash            64,000        32,000      76,000     76,000                         108,000
   Stock issued for services       297,000         8,850                                                  8,850
   Stock issued for compensation    61,000        30,500                                                 30,500
   Stock issued for interest       990,000         9,900       2,000      2,000                          11,900
Net Loss for period                                                                    (657,305)       (657,305)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2005     3,039,166       116,997     247,100    247,100      (1,266,453)       (902,356)

   Stock issued for services       250,000       125,000                                                125,000
   Stock issued for interest     1,831,250        18,313                                                 18,313
Net Loss for period                                                                    (313,399)       (313,399)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2006     5,120,416       260,310     247,100    247,100      (1,579,852)     (1,072,442)

   Stock issued for services       812,000         8,120                                                  8,120
   Stock issued for interest     2,635,000        26,350                                                 26,350
Net Loss for period                                                                    (383,975)       (383,975)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2007     8,567,416       294,780     247,100    247,100      (1,963,827)     (1,421,947)

   Stock issued for services       625,000         6,250                                                  6,250
   Stock issued for interest       757,500         7,575                                                  7,575
   Convert preferred to common     247,100       247,100    (247,100)  (247,100)                              -
   Reconciliation differences      108,000                                                                    -
Net Loss for period                                                                    (293,201)       (293,201)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2008    10,305,016       555,705           -          -      (2,257,028)     (1,701,323)

Stock issued for services           15,000         3,750                                                  3,750
Net Loss for period                                                                    (129,656)       (129,656)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - September 30, 2009   10,320,016     $ 559,455           -        $ -    $ (2,386,684)   $ (1,827,229)
                                ===========  ============  ========== ==========  ==============  ==============


           The accompanying notes are an integral part of these financial statements

                                              F-3


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                      For the Nine Months Ended          (Inception) to
                                                                              September 30,               September 30,
                                                                       2009               2008                2009
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                               $ (129,656)        $ (256,410)         $ (2,386,684)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Common stock issued for services                                   3,750                                    3,750
         Depreciation                                                      10,056                  -                16,221
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -             13,394                (7,261)
         Increase in Accounts Payable and accrued liabilities             114,015            150,704             1,259,249
         (Increase) Decrease in deposits                                        -              6,900
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                (1,835)           (85,412)           (1,114,725)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Increase / (decrease)  in loans payable                                              73,500               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -             15,575               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                 -             89,075             1,133,591
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                            (1,835)             3,663                 1,495
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                 3,330               (458)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                     $ 1,495            $ 3,205               $ 1,495
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -              $ 928              $ 32,008
                                                                  ================  =================  ====================
         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

Supplemental Disclosure of Non-Cash Flow Information

         Debt converted to Convertible Notes Payable                    $ 471,202                $ -             $ 471,202
                                                                  ================  =================  ====================


         The accompanying financial statements are an integral part of these financial statements.

                                              F-4

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2009
                                   (Unaudited)

Note 1. Organization, Basis of Presentation and Summary of Significant Account-
        -----------------------------------------------------------------------
ing Policies
------------

Organization

Intreorg Systems, Inc. (the Company) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. As well as, to pursue any other lawful business opportunity as decided upon by the board of directors. The Company's fiscal year end is December 31st.

On March 25, 2009, Mr. Denis Iller resigned as the Chief Executive Officer and a Director of the Company. On March 25, 2009, Mr. Russell K. Boyd, a director of the Company, was appointed the Chief Executive Officer of the Company.

On April 11, 2009, Mr. Jeff Huitt resigned as the Chief Financial Officer of the Company and Mr. Austin Andres resigned as the Chief Operating Officer. On May 7, 2009, Mr. Huitt resigned as director of the Company. Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,357,178 at September 30, 2009.

During the nine months ended September 30, 2009, the Company did not generate any revenues. At September 30, 2009, the Company had a deficit accumulated during its development stage of $2,386,684.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Note 2 - Notes Payable
         -------------

Prior to the year ended December 31, 2008, the Company raised $577,886 in bridge loans in order to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 909 and 180 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. Prior to January 1, 2009, the holders were issued shares of the Company's common stock in equal amount to the interest accrued for extensions on the payment of the notes.

During the nine months ended September 30, 2009, holders of notes totaling $56,866 (principal and outstanding interest on the date of conversion) converted their notes into Commercial Convertible Promissory Notes (Convertible Promissory Notes). The Convertible Promissory Notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. For further details, see Note 3 - Convertible Promissory Notes.

Note 3 -Convertible Notes Payable
        -------------------------
On April 10, 2009, a vendor owed $406,961 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note.

On April 10, 2009, holders of outstanding promissory notes totaling $56,866 and accrued interest of $7,375, agreed to convert the amounts owed to them into long-term Convertible Promissory Notes.

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At September 30, 2009, $471,202 was outstanding.

Note 4 - Capital Stock Transactions
         --------------------------

During the nine months ended September 30, 2009, the Company issued 15,000 shares of common stock valued at $3,750 for consulting services.

Note 5 - Subsequent Events
         -----------------
On October 6, 2009 the Company entered into an investment banking agreement. The terms of the agreement are a such. For any money they raised the Company is obligated to an 8% commission in cash and a 2% expenses allowance in cash and 10% additional in common stock at a 110% of market price over a 5 day average.

The Company evaluated events through November 16, 2009 for subsequent events to be included in its September 30, 2009 financial statements herein.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended September 30, 2009, we incurred an operational loss of $42,053 compared to $60,381 during the three months ended September 30, 2008. The decrease of $18,328 was a result of the decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the three months ended September 30, 2009, we incurred a net loss of $59,321 compared to $78,604 during the three months ended September 30, 2008. The decrease of $19,283 is a direct result of the $18,328 decrease in operational expenses offset by a $955 decrease in interest expense.

For the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2009, we incurred an operational loss of $85,053 compared to an operational loss of $217,895 during the nine months ended September 30, 2008. The decrease of $132,092 is a result of the decreases of $202,525 decrease in general and administrative expenses as a result of the Company's limited operational activities over the period.

During the nine months ended September 30, 2009, we recognized a net loss of $129,656 compared to a net loss of $256,410 during the nine months ended September 30, 2008. The decrease of $129,754 was a result of the $132,092 decrease in operational expenses offset by an increase of $5,338 in interest expense.

LIQUIDITY

At September 30, 2009, we had current assets of $8,756, consisting of cash of $1,495 and accounts receivable of $7,261. At September 30, 2009, we had total current liabilities of $1,365,934, consisting of accounts payable of $228,057, $616,877 in accrued expenses and liabilities and $521,000 in promissory notes. Our current liabilities exceed our current assets by $1,357,178 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2009, we used funds of $1,835 from our operational activities. During the nine months ended September 30, 2009, we recognized a net loss of $129,656, which was adjusted for a depreciation expense of $10,056. During the nine months ended September 30, 2008, we used funds of $85,412 in our operational activities. During the nine months ended September 30, 2008, we recognized a net loss of $256,410, which was not adjusted for any non-cash items.

During the nine months ended September 30, 2009 and 2008, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2009, we did not receive or use any funds from our financing activities. During the nine months ended September 30, 2008, we received $89,075 from our financing activities. During the nine months ended September 30, 2008, we received $15,575 from the sale of shares of our common stocks and received $73,500 from notes payables.

Short Term.

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

ITEM 1A.  RISK FACTORS

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





                                            INTREORG SYSTEMS, INC.
                                            (Registrant)



Dated:   November  16, 2009                 By: /s/ Russell K. Boyd
                                                -----------------------------
                                            Russell K. Boyd
                                            (Principal Executive Officer, Chief
                                                Executive Officer and Principal
                                                Accounting Officer)