Form 10-K
period 2009-12-31
INTREorg SYSTEMS INC.
filed 2010-04-15
CIK 1295560

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2009

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53451

                             INTREORG SYSTEMS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                          45-0526215
------------------------------                        ------------------------
State or other jurisdiction of                            I.R.S. Employer
 incorporation or organization                          Identification No.

        501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                  817-491-8611

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                          Name of each exchange
                                                          on which registered
----------------------------------                      ------------------------
         Not Applicable                                        Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                            Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                          |-|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                 Yes |_| No |_|

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

Large accelerated filer     [___]          Accelerated filer             [___]
Non-accelerated filer       [___]          Smaller reporting company     [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,512,432 as of April 14, 2010.

There were 10,320,016 shares outstanding of the registrant's Common Stock as of April 14, 2010.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1        Business
ITEM 1 A.     Risk Factors
ITEM 1 B.     Unresolved Staff Comments
ITEM 2        Properties
ITEM 3        Legal Proceedings
ITEM 4        Removed and Reserved

                                     PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities
ITEM 6        Selected Financial Data
ITEM 7        Management's Discussion and Analysis of Financial Condition and
              Results of Operations
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk
ITEM 8        Financial Statements and Supplementary Data
ITEM 9        Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure
ITEM 9 A.     Controls and Procedures
ITEM 9 A(T).  Controls and Procedures
ITEM 9B       Other Information

                                    PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance
ITEM 11       Executive Compensation
ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13       Certain Relationships and Related Transactions, and Director
              Independence
ITEM 14       Principal Accounting Fees and Services

                                     PART IV

ITEM 15       Exhibits, Financial Statement Schedules
SIGNATURES

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

BUSINESS PLAN

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

Employees

As of December 31, 2009, INTREorg did not have any full time employees. The officers and directors currently provide certain services dedicated to current corporate and business development activities on an as needed part-time basis. Officers currently serve up to 20 hours per week.


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

DEPENDENCE ON MANAGEMENT

In the early stages of development INTREorg's business will be significantly dependent on INTREorg's management team. INTREorg's success will be particularly dependent upon Russell K. Boyd, the Company's CEO and sole officer. The loss of our sole officer or any of our directors could have a material adverse effect on INTREorg. Management is not working full time for the Company and each devotes about twenty hours per week to the operations of the Company.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because INTREorg securities constitute "penny stocks" within the meaning of the rules, the rules would apply to INTREorg and to INTREorg securities. The rules will further affect the ability of owners of shares to sell INTREorg securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

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

RULE 144 SALES IN THE  FUTURE MAY HAVE A  DEPRESSIVE  EFFECT ON  INTREorg  STOCK
PRICE.

All of the outstanding shares of common stock are held by INTREorg present officers, directors, and affiliate stockholders as "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of 6 months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

                        RISK FACTORS RELATING TO COMPANY

LIMITED LIQUIDITY CASH FLOWS AND CAPITAL RESOURCES

INTREorg has minimum liquid assets at December 31, 2009, and will be reliant upon stock offerings to fund any kind of operations. The only capital resources of INTREorg is its common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.


ITEM 2. PROPERTIES

The Company's principal mailing address is 501 Trophy Lake Dr., Suite 314, PMB 106, Trophy Club, Texas 76262, and the telephone number is (817) 491-8611. The Company does not currently pay monthly rent for the use of this mailing address. The Company will office out of the homes of its executive officers until additional capital is raised.

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

ITEM 4. REMOVED AND RESERVED


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public trading market for the common stock. The Company's symbol is "IORG" on the Over The Counter Bulletin Board. The Company began trading on the Over The Counter Bulletin Board in August 2008.

                                         HIGH                              LOW
Quarter Ended:

March 31, 2009                          $1.15                             $0.30
June 30, 2009                           $0.40                             $0.36
September 30, 2009                      $0.47                             $0.15
December 31, 2009                       $0.74                             $0.17

Quarter Ended:
December 31, 2008                       $1.15                             $1.05
September 30, 2008                      $1.01                             $1.01

Holders

There are approximately 118 holders of record of INTREorg common stock as of December 31, 2009.

Dividend Policy

Holders of INTREorg common stock are entitled to receive such dividends as may be declared by INTREorg board of directors. INTREorg has not declared or paid any dividends on INTREorg common shares and it does not plan on declaring any dividends in the near future. INTREorg currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from January 1, 2009 through December 31, 2009.


DATE OF SALE    TITLE OF SECURITIES    NO. OF SHARES       CONSIDERATION       CLASS OF PURCHASER
----------------------------------------------------------------------------------------------------

9/30/2009       Common shares           15,000             $3,750 in services  Business associate



Exemption From Registration Claimed

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

Issuer Purchases of Equity Securities

INTREorg did not repurchase any shares of its common stock during the year ended December 31, 2009.

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

During the year ended December 31, 2009, the Company focused its efforts on maintaining its reporting status with the SEC and identify potential financing opportunities.

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2009 Compared to December 31, 2008

During the year ended December 31, 2009, the Company did not recognize any revenues from its operational activities. During the year ended December 31, 2008, the Company recognized $750 in revenue.

During the year ended December 31, 2009, the Company incurred operational expenses of $97,093 compared to $245,148 during the year ended December 31, 2008. The decrease of $147,305 was a result of the decreases of $121,088 in consulting expenses combined with a $12,750 decrease in directors' fees, a $13,101 decrease in traveling expenses and a $9,612 decrease in rent and utilities during the year ended December 31, 2009. The decreases were a result of a pull back in general and administrative expenses as the Company focused its efforts on financing efforts to support operations.

During the year ended December 31, 2009, the Company recognized interest expense of $61,882 compared to $48,803 during the year ended December 31, 2008.

During the year ended December 31, 2009, the Company recognized a net loss of $158,975 compared to a net loss of $293,201 during the year ended December 31, 2008. The $134,226 decrease was a result of the $147,305 decrease in operating expenses offset by a $13,079 increase in interest expense, as discussed above.

During the year ended December 31, 2009, the Company had a net loss of $0.02 per share compared to $0.03 per share for the year ended December 31, 2008.

LIQUIDITY

At December 31, 2009, the Company total current assets of $13, consisting solely of cash, and current liabilities of $1,385,738. At December 31, 2009, current liabilities exceed current assets by $1,385,725.

Net cash used in operating activities during the year ended December 31, 2009 was $3,370, compared to net cash used in operating activities during the year ended December 31, 2008 of $83,537. During the year ended December 31, 2009, the net cash used represented a net loss of $158,975, which was adjusted for such non-cash items of $3,750 in stock issued for services, $9,828 in depreciation expense, $7,261 in doubtful accounts and $1,000 reserve for investment.

During the year ended December 31, 2008, the net cash used represented a net loss of $293,201 and was not adjusted for any non-cash items.

During the years ended December 31, 2009 and 2008, the Company did not use or receive cash from its investing activities.

During the year ended December 31, 2009, the Company received $53 in its financing activities , as a result of a cash over draft. During the year ended December 31, 2008, the Company received $87,325 from its financing activities consisting of the receipt of proceeds of $73,500 from notes payable.

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

During the year ended December 31, 2009, the Company issued 15,000 shares of its common stock for services rendered valued at $3,750.

On October 6, 2009 the Company entered into an investment banking agreement. The terms of the agreement are such that for any money they raise the Company is obligated to an 8% commission in cash and a 2% expenses allowance in cash and 10% additional in common stock at a 110% of market price over a 5 day average.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009 and 2008 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

Critical Accounting Policies

INTREorg has identified the policies below as critical to its business operations and the understanding of the Company's results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect

INTREorg's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Financial Statements beginning on page F-__ for the years ended December 31, 2009 and 2008.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of INTREorg Systems, Inc. for the year ended December 31, 2009, period from November 3, 2003 (inception) through December 31, 2009, appear as pages F-1 through F-8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective of December 31, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made on in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses, considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as INTREorg directors or executive officers, including their ages as of December 31, 2009.

Name                                Age        Position

Russell K. Boyd                      38        Chief Executive Officer,
                                               President and Chairman of the
                                               Board
Malcolm C. Davenport, V              58        Director
Redgie T. Green                      57        Director

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

Russell K. Boyd, age 38, has served as Chairman of the Board of Directors for the Company since November of 2004. In April 2009, he was appointed the Chief Executive Officer and acting principal accounting officer. He has experience in the electronic data processing and consulting industries leading and managing project delivery teams. He currently independently contracts his services to the government sector. Previous to this, Mr. Boyd was employed by Electronic Data Systems (EDS) and for a seven year period worked on a variety of service delivery and consulting projects. Prior to EDS, Mr. Boyd's career consists of progressively broader roles and responsibilities with TIER Technologies, Inc. He holds a Bachelor of Arts Degree in Computer Information Systems from Tarleton State University.

Malcolm C. Davenport, V, age 58, was appointed a Director of the Company on April 21, 2009. Mr. Davenport previously served as a director of ITC Holding Company, Inc., a West Point, Georgia-based private technology investment company. Some of the companies which it founded and grew include Powertel, Inc., (acquired by Deutche Telkom for $5.89 billion + assumption of $1.2 billion debt), Mindspring, Inc. (merged with EarthLink {NASDAQ: ELNK}), E-Company Store, Inc., PreSolutions, Inc., ASYNC, Inc., and Knology, Inc. {symbol NASDAQ: KNOL}. He also served as a director for ITC DeltaCom, Inc. {OTC BB: ITCD}, a Competitive Local Exchange Carrier (CLEC) company that is regionally significant in both the fiber and direct long distance sale business in the southeast United States. Mr. Davenport is licensed and active as an Attorney in the State of Georgia, and holds an inactive license in Alabama as both an Attorney and as a Certified Public Accountant. He also serves as a Director of LeanStream Media, Inc.

Redgie Green, age 57, is Director of INTREorg Services, Inc. He has been Secretary and Director of Sun River Energy, Inc. since 1998 and in September 2009, became the Chief Executive Officer of Sun River Energy, Inc. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company during 2004. He served as a director for Mountains West Exploration, Inc. in 2005. He is a Director of Concord Ventures, Inc. (2006) and ASPI Inc. (2006 - 2009) and has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

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

Executive Committee

INTREorg does not have an executive committee.

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

Conflicts of Interest - General.

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


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for INTREorg, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2009.


                      SUMMARY EXECUTIVES COMPENSATION TABLE


                                                                     Non-equity    Non-qualified
                                                                     incentive     deferred
                                                 Stock       Option  plan          compensation   All other
                              Salary    Bonus    awards      awards  compensation  earnings       compensation    Total
Name & Position      Year     ($)       ($)      ($)         ($)     ($)           ($)            ($)             ($)
-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------

Russell K. Boyd,
Chief Executive      2009     0         0        0           0       0             0              0               0
Officer and          2008     0         0        0           0       0             0              0               0
President            2007     0         0        0           0       0             0              0               0

Denis L. Iler,       2009     0         0        $           0       0             0              $               $
Former President     2008     0         0        $1,000      0       0             $250           0               $1,250
and CEO (1)          2007     0         0        0           0       0             0              0               0

Austin Andres,       2009     0         0        $           0       0             0              0               $
Former COO (2)       2008     0         0        $1,000      0       0             0              0               $1,000
                     2007     0         0        0           0       0             0              0               0

Jeff Huitt, Former   2009     0         0        0           0       0             0              0               $
CFO (3)              2008     $9,800    0        0           0       0             0              0               $9,800
                     2007     $15,900   0        0           0       0             0              0               $15,900

-------------------- -------- --------- -------- ----------- ------- ------------- -------------- --------------- ----------

(1) Mr. Denis Iler resigned as a director and officer of the Company in March 2009. During the year ended December 31, 2009, he received 100,000 shares of common stock valued at $1,000 for his services as a director.
(2) Mr. Andres resigned as an officer of the Company in April 2009 and as a Director on May 26, 2009. During the year ended December 31, 2008, he received 100,000 shares of the Company's common stock valued at $1,000 for his consulting services as an officer of the Company.
(3) Mr. Huitt resigned as an officer of the Company in April 2009 and as a Director on May 7, 2009. The Company paid Huitt Consulting, LLC $50 per hour for work performed by PersonNameJeff Huitt as the Company's contract CFO. During the year ended December 30, 2008, the Company paid Mr. Huitt cash of $2,850 and accrued $6,950 in connection with his services.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

INTREorg does not have a stock option plan as of December 31, 2009. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended December 31, 2009.

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

Compensation Committee Interlocks and Insider Participation

The INTREorg board of directors in its entirety acts as the compensation committee for INTREorg. Mr. Russell K. Boyd is the Chief Executive Officer and Chairman of the Company.

Stock Option Plan

The Company does not have a stock option plan at the time of this filing.

                              Director Compensation

The Company pays $500 for Directors fees for meeting attendance, unless the fee is waived. The Company's directors waived the fee during the year ended December 31, 2009.

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:

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
                  ($)
-------------- ----------- ----------- ----------- --------------- --------------- ---------------- ---------

Russell K.        $-0-         $          $-0-          $-0-            $-0-           $-0-            $
Boyd

Malcolm C.        $-0-         $          $-0-          $-0-            $-0-            $-0-           $
Davenport, V

Redgie T.         $-0-         $          $-0-          $-0-            $-0-            $-0-           $
Green

Denis L.          $-0-         $          $-0-          $-0-            $-0-              $            $
Iler(1)

Austin            $-0-        $-0-        $-0-          $-0-            $-0-              $            $
Andres(2)

Jeff Huitt        $-0-        $-0-        $-0-          $-0-            $-0-              $            $
(3)

Wesley F.         $-0-        $-0-        $-0-          $-0-            $-0-            $-0-          $-0-
Whiting (4)

     (1) Mr. Denis Iler resigned as a director and officer of the Company in March 2009.
     (2) Mr. Andres resigned as an officer of the Company in April 2009 and as a Director on May 26, 2009.
     (3) Mr. Huitt resigned as an officer of the Company in April 2009 and as a Director on May 7, 2009.
     (4)  Wesley F. Whiting has resigned as Director effective January 8, 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The information below is based on the number of shares of INTREorg common stock that INTREorg believes was beneficially owned by each person or entity as of December 31, 2009.


                                                            Number of Shares of
                                                               Common Stock           Percent of Class
Name and Address of Beneficial Owner (1)                    Beneficially Owned     Beneficially Owned (4)
--------------------------------------------------------- ------------------------ -----------------------

J.H. Brech, LLC (2)                                                     1,009,666                   9.78%

Russell K. Boyd, Chief Executive Officer, President and                 1,434,000                  13.90%
Chairman of the Board (3)

Malcolm C. Davenport, V, Director                                               0                      0%

Redgie T. Green, Director                                                  25,000                   2.42%
                                                          ------------------------ -----------------------

All directors and executive officers as a group (3                      1,459,000                  14.13%
persons)

(1)Except as noted above the business address for all listed individuals or entities is c/o INTREorg Systems, Inc.,501 Trophy Lake Dr., Suite 314, PMB 106, Trophy Club, TX 76262.
(2) J.H. Brech, LLC owns 698,833 shares of common stock. Mr. Charles J. Webb owns 311,333 shares of ISI common stock and 553,833 shares beneficially through J.H. Brech, LLC of which he is a manager.
(3) Mr. Boyd has Proxy Control of 900,000 shares previously held by Mr. Alton Smith. Mr. Boyd has direct control of 534,000 common shares representing 5.17% of the outstanding shares of common stock.
(4) Based on 10,320,016 shares of common stock issued and outstanding on December 31, 2009.

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

The following table shows the issuances of stock, in lieu for services for compensation to officers or directors or affiliates in 2008 and 2009:


               Name            Date of Issuance       Number of Shares              Position
               ----            ----------------       ----------------              --------

Austin Andres                 03/14/2008                  100,000          Former Chief Operating
                                                                           Officer & Former Director

                                                                           Chief Executive Officer,
                                                                           President and Chairman of
Russell K. Boyd               03/14/2008                  200,000          the Board

Redgie Green                  03/14/2008                   25,000          Director

Denis L. Iler                 03/14/2008                  125,000          Former Chief Executive
                                                                           Officer & Former Director

Wesley F. Whiting             03/14/2008                   25,000          Former Director

In January 2009, Mr. Wesley F. Whiting resigned as a director of INTREorg.

In March 2009, Mr. Denis L. Iler resigned as the Chief Executive Officer, President and Director of INTREorg. In March 2009, Mr. Boyd was appointed the Chief Executive Officer of INTREorg.

In April 2009, Mr. Huitt resigned as the Chief Financial Officer of INTREorg and on May 7, 2009 he resigned as a Director.

In April 2009, Mr. Andres resigned as the Chief Operating Officer of INTREorg and on May 26, 2009 he resigned as a Director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Larry O'Donnell, CPA, P.C. ("O'Donnell") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining O'Donnell's independence.


The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Larry O'Donnell, CPA, P.C.

                                              Year Ended December 31,
                                     2009                         2008
                           -------------------------      ----------------------
Audit Fees                          $5,620                       $1,400

Audit-related Fees                    $0                           $0

Tax Fees                              $0                           $0

All Other Fees                        $0                           $0

                           -------------------------      ----------------------
Total Fees                          $5,620                       $1,400

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a) Audited financial statements for years ended December 31, 2009 and 2008

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
www.larryodonnellcpa.com




                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
INTREorg Systems, Inc.

I have audited the accompanying balance sheets of INTREorg Systems, Inc. as of December 31, 2009 and 2008, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended and the period from inception, November 3, 2003 to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTREorg Systems, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and the period from inception, November 3, 2003 to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,416,003 at December 31, 2009. Additionally, for the year ended December 31, 2009, they had a net loss of $158,975. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.
April 14, 2010
                                       F-1


                             INTREorg Systems, Inc.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                                 December 31,
                                                                                          2009                 2008
                                                                                   -------------------  -------------------
                                                                                       (Audited)            (Audited)

ASSETS:

Current Assets:
        Cash                                                                                     $ 13              $ 3,330
        Accounts Receivable                                                                         -                7,261
                                                                                   -------------------  -------------------
               Total Current Assets                                                                13               10,591

Furniture and fixtures - net                                                                      379               10,207

Investment - Fusion Equity                                                                          -                1,000
                                                                                   -------------------  -------------------

TOTAL ASSETS                                                                                    $ 392             $ 21,798
                                                                                   ===================  ===================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Cash overdraft                                                                           $ 54                  $ -
        Accounts payable                                                                      221,035              581,295
        Accrued expenses and liabilities                                                      643,649              563,940
        Notes Payable                                                                         521,000              577,886
                                                                                   -------------------  -------------------
               Total Current Liabilities                                                    1,385,738            1,723,121

Long-Term Liabilities
        Convertible promissory notes                                                          471,202                    -
                                                                                   -------------------  -------------------
               Total Liabilities                                                            1,856,940            1,723,121

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 247,100 shares issued and outstanding
        at December 31, 2009 and 2008, respectively                                                 -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,320,016 and 10,305,016 shares issued and outstanding
        at December 31, 2009 and 2008, respectively                                           559,455              555,705

Deficit accumulated during the development stage                                           (2,416,003)          (2,257,028)
                                                                                   -------------------  -------------------

               Total Stockholders' deficit                                                 (1,856,548)          (1,701,323)
                                                                                   -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $ 392             $ 21,798
                                                                                   ===================  ===================



   The accompanying notes are an integral part of these financial statements.


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                            (Audited)

                                                                                                         November 3, 2003
                                                                         For the Year Ended               (Inception) to
                                                                             December 31,                   December 31,
                                                                      2009                2008                 2009
                                                                -----------------   -----------------  ---------------------

Revenue                                                                      $ -               $ 750           $ 750

         Depreciation                                                      9,031                   -                 15,206
         Consulting expense                                                                  121,088                836,005
         Director's fees                                                       -              12,750                 48,870
         General and administrative                                       31,437              32,198                 88,834
         Professional fees                                                52,192              52,146                434,907
         Payroll expense                                                       -                   -                724,630
         Rent and utilities                                                    -               9,612                111,858
         Travel expense                                                    4,433              17,354                 98,000
                                                                -----------------   -----------------  ---------------------

                 Total Expenses                                           97,093             245,148              2,358,310
                                                                -----------------   -----------------  ---------------------

Net Operating Loss                                                       (97,093)           (244,398)            (2,357,560)
                                                                -----------------   -----------------  ---------------------

Other Revenue / (Expense)

         Forgiveness of debt                                                   -                   -                135,750
         Settlement agreements                                                 -                   -                 36,653
         Interest Income                                                       -                   -                    356
         Miscellaneous expense                                                 -                   -                 (5,857)
         Interest Expense                                                (61,882)            (48,803)              (225,345)
                                                                -----------------   -----------------  ---------------------

                 Total other revenue / (expense)                         (61,882)            (48,803)               (58,443)
                                                                -----------------   -----------------  ---------------------

Net Loss                                                              $ (158,975)         $ (293,201)          $ (2,416,003)
                                                                =================   =================  =====================

Net Income/Loss per share of common
stock                                                                    $ (0.02)            $ (0.03)
                                                                =================   =================
Weighted average number of common
         shares outstanding                                           10,327,679           9,667,745
                                                                =================   =================






   The accompanying notes are an integral part of these financial statements.


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                          For the year ended             (Inception) to
                                                                              December 31,                 December 31,
                                                                       2009               2008                2009
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                               $ (158,975)        $ (293,201)         $ (2,416,003)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Common stock issued for services                                   3,750                                    3,750
         Depreciation                                                       9,828                  -                15,993
         Allowance for doubtful accounts                                    7,261                                    7,261
         Reserve for investment                                             1,000                                    1,000
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -             13,394                (7,261)
         Increase in Accounts Payable and accrued liabilities             133,766            189,370             1,279,000
         (Increase) Decrease in deposits                                        -              6,900                     -
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                (3,370)           (83,537)           (1,116,260)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Cash overdraft                                                        53                                       53
         Increase / (decrease)  in loans payable                                              73,500               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -             13,825               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                53             87,325             1,133,644
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                            (3,317)             3,788                    13
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                 3,330               (458)                    -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                        $ 13            $ 3,330                  $ 13
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -              $ 32,008
                                                                  ================  =================  ====================
         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

Supplemental Disclosure of Non-Cash Flow Information

         Debt converted to Convertible Notes Payable                    $ 471,202                $ -             $ 471,202
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


                                                                                            Deficit
                                                                                          Accum. During
                                      Comon Stock           Preferred A Stock            the Development
                                # of Shares    Amount      # of Shares Amount         Stage          Totals
                                -----------  ------------  ---------- ----------  --------------  --------------

Balance - November 3, 2003               -           $ -                    $ -             $ -             $ -
   Stock issued for cash         1,000,000         5,000                                                  5,000
Net Loss for period                                    -                                 (3,325)         (3,325)

                                -----------  ------------  ---------- ----------  --------------  --------------
Balance - December 31, 2003      1,000,000         5,000           -          -          (3,325)          1,675
                                -----------  ------------  ---------- ----------  --------------  --------------

   Stock issued for cash            33,000        16,500     169,100    169,100                         185,600
   Stock issued for services       145,833           729                                                    729
   Stock issued for compensation   448,333        13,518                                                 13,518
Net Loss for period                                                                    (605,823)       (605,823)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 321, 2004    1,627,166        35,747     169,100    169,100        (609,148)       (404,301)

   Stock issued for cash            64,000        32,000      76,000     76,000                         108,000
   Stock issued for services       297,000         8,850                                                  8,850
   Stock issued for compensation    61,000        30,500                                                 30,500
   Stock issued for interest       990,000         9,900       2,000      2,000                          11,900
Net Loss for period                                                                    (657,305)       (657,305)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2005     3,039,166       116,997     247,100    247,100      (1,266,453)       (902,356)

   Stock issued for services       250,000       125,000                                                125,000
   Stock issued for interest     1,831,250        18,313                                                 18,313
Net Loss for period                                                                    (313,399)       (313,399)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2006     5,120,416       260,310     247,100    247,100      (1,579,852)     (1,072,442)

   Stock issued for services       812,000         8,120                                                  8,120
   Stock issued for interest     2,635,000        26,350                                                 26,350
Net Loss for period                                                                    (383,975)       (383,975)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2007     8,567,416       294,780     247,100    247,100      (1,963,827)     (1,421,947)

   Stock issued for services       625,000         6,250                                                  6,250
   Stock issued for interest       757,500         7,575                                                  7,575
   Convert preferred to common     247,100       247,100    (247,100)  (247,100)                              -
   Reconciliation differences      108,000                                                                    -
Net Loss for period                                                                    (293,201)       (293,201)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2008    10,305,016       555,705           -          -      (2,257,028)     (1,701,323)

Stock issued for services           15,000         3,750                                                  3,750
Net Loss for period                                                                    (158,975)       (158,975)
                                -----------  ------------  ---------- ----------  --------------  --------------
Balances - December 31, 2009    10,320,016     $ 559,455           -        $ -    $ (2,416,003)   $ (1,856,548)
                                ===========  ============  ========== ==========  ==============  ==============



The accompanying notes are an integral part of these financial statements.

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       For the year end December 31, 2009


Note  1.  Organization,   Basis  of  Presentation  and  Summary  of  Significant
--------------------------------------------------------------------------------
Accounting Policies
-------------------

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,385,359 at December 31, 2009.

During the year ended December 31, 2009, the Company did not generate any revenues. At December 31, 2009, the Company had a deficit accumulated during its development stage of $2,416,003.

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period. This number has not been adjusted for outstanding options since the average would be anti-dilutive.

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


                                                   2009
                                                   ----
         Deferred tax assets:
         Net operating loss carryforwards      $ 2,416,003
         Valuation allowance                    (2,416,003)
                                               ------------
         Net deferred tax assets                   $  -

At December 31, 2009, the Company had net operating loss carry forwards of approximately $2,416,003 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2019.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 "Transfers and Servicing" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 which improves financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC No. 105 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of ASC 105 will have on its financial statements.

Note 2 - Notes Payable
----------------------

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

During the year ended December 31, 2009, holders of notes totaling $56,866 (principal and outstanding interest on the date of conversion) converted their notes into Commercial Convertible Promissory Notes (Convertible Promissory Notes). The Convertible Promissory Notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. For further details, see Note 3 - Convertible Promissory Notes.

Note 3 -Convertible Notes Payable
---------------------------------

On April 10, 2009, a vendor owed $406,961 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note.

On April 10, 2009, holders of outstanding promissory notes totaling $56,866 and accrued interest of $7,375, agreed to convert the amounts owed to them into long-term Convertible Promissory Notes.

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At December 31, 2009, $471,202 was outstanding.

Note 4 - Capital Stock Transactions
-----------------------------------

During the year ended December 31, 2009, the Company issued 15,000 shares of common stock valued at $3,750 for consulting services.

On October 6, 2009 the Company entered into an investment banking agreement. The terms of the agreement are a such. For any money they raise the Company is obligated to an 8% commission in cash and a 2% expenses allowance in cash and 10% additional in common stock at a 110% of market price over a 5 day average.

Note 5 - Subsequent Events
--------------------------

The Company evaluated events through April 14, 2010 for subsequent events to be included in its December 31, 2009 financial statements herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2010
                                          INTREorg Systems, Inc.

                                          /s/Russell K. Boyd
                                          --------------------------------------
                                          Russell K. Boyd, President, CEO,
                                          (Principal Accounting Officer)
                                          and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2010
                                          INTREorg Systems, Inc.

                                          /s/ Russell K. Boyd
                                          --------------------------------------
                                          Russell K. Boyd, Chairman of the Board

                                          /s/ Malcolm C. Davenport, V
                                          --------------------------------------
                                          Malcolm C. Davenport, V, Director

                                          /s/Redgie T. Green
                                          --------------------------------------
                                          Redgie T. Green, Director