Form 10-Q
period 2010-03-31
INTREorg SYSTEMS INC.
filed 2010-05-19
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53262

                             INTREORG SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      Texas                                                45-0526215
  ---------------                                         ------------
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

As of May 14, 2010, there were 10,320,016 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

         Balance Sheets - March 31, 2010 and December 31, 2009               F-1

         Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From February 13, 1997 (Inception) to March 31, 2010       F-2

         Statements of Changes in Shareholders' Deficit -
                  From February 13, 1997 (Inception) to March 31, 2010       F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2010 and
                  From February 13, 1997 (Inception) to March 31, 2010       F-4

         Notes to the Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                            3

Item 4. Controls and Procedures                                               3

Item 4T.  Controls and Procedures                                             4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                    4

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                     5

Item 4.  Removed and Reserved                                                 5

Item 5.  Other Information - Not Applicable                                   5

Item 6.  Exhibits                                                             5

SIGNATURES                                                                    6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                             INTREorg Systems, Inc.
                                          (A Development Stage Company)
                                                 Balance Sheets



                                                                                      March 31,           December 31,
                                                                                         2010                 2009
                                                                                  -------------------  -------------------
                                                                                                           (Audited)

ASSETS:

Current Assets:
        Cash                                                                                    $ 13                 $ 13
        Accounts Receivable                                                                        -                    -
                                                                                  -------------------  -------------------
               Total Current Assets                                                               13                   13

Furniture and fixtures - net                                                                     229                  379

Investment - Fusion Equity                                                                         -                    -
                                                                                  -------------------  -------------------

TOTAL ASSETS                                                                                   $ 242                $ 392
                                                                                  ===================  ===================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Cash overdraft                                                                          $ 54                 $ 54
        Accounts payable                                                                     237,497              221,035
        Accrued expenses and liabilities                                                     670,021              643,649
        Notes Payable                                                                        521,000              521,000
                                                                                  -------------------  -------------------
               Total Current Liabilities                                                   1,428,572            1,385,738

Long-Term Liabilities
        Convertible promissory notes                                                         471,202              471,202
                                                                                  -------------------  -------------------
               Total Liabilities                                                           1,899,774            1,856,940

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 247,100 shares issued and outstanding
        at March 31, 2010 and December 31, 2009, respectively                                      -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,320,016 and 10,305,016 shares issued and outstanding
        at March 31, 2010 and December 31, 2009, respectively                                559,455              559,455

Deficit accumulated during the development stage                                          (2,458,987)          (2,416,003)
                                                                                  -------------------  -------------------

               Total Stockholders' deficit                                                (1,899,532)          (1,856,548)
                                                                                  -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    $ 242                $ 392
                                                                                  ===================  ===================



           The accompanying notes are an integral part of these financial statements.
                                              F-1


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations


                                                                                                           November 3, 2003
                                                                      For the Three Months Ended            (Inception) to
                                                                                March 31,                      March 31,
                                                                       2010                 2009                 2010
                                                                 -----------------    -----------------  ----------------------

Revenue                                                                       $ -                  $ -           $         750

         Depreciation                                                                                -                  15,206
         Consulting expense                                                                      9,031                 836,005
         Director's fees                                                        -                    -                  48,870
         General and administrative                                         3,152                1,658                  91,986
         Professional fees                                                 22,434               10,396                 457,341
         Payroll expense                                                        -                    -                 724,630
         Rent and utilities                                                     -                    -                 111,858
         Travel expense                                                       495                  456                  98,495
                                                                 -----------------    -----------------  ----------------------

                 Total Expenses                                            26,081               21,541               2,384,391
                                                                 -----------------    -----------------  ----------------------

Net Operating Loss                                                        (26,081)             (21,541)             (2,383,641)
                                                                 -----------------    -----------------  ----------------------

Other Revenue / (Expense)

         Forgiveness of debt                                                    -                    -                 135,750
         Settlement agreements                                                  -                    -                  36,653
         Interest Income                                                        -                    -                     356
         Miscellaneous expense                                                  -                    -                  (5,857)
         Interest Expense                                                 (16,903)             (10,987)               (242,248)
                                                                 -----------------    -----------------  ----------------------

                 Total other revenue / (expense)                          (16,903)             (10,987)                (75,346)
                                                                 -----------------    -----------------  ----------------------

Net Loss                                                                $ (42,984)           $ (32,528)           $ (2,458,987)
                                                                 =================    =================  ======================

Net Income/Loss per share of common
stock                                                                $      (0.00)             $ (0.00)                    )
                                                                 =================    =================
Weighted average number of common
         shares outstanding                                            10,327,679           10,305,016
                                                                 =================    =================



           The accompanying notes are an integral part of these financial statements.
                                              F-2


                                     INTREorg SYSTEMS, INC.
                                (A Development Stage Enterprise)
                           Statement of Stockholders' Equity (Deficit)
                    From November 3, 2003 (Inception) through March 31, 2010


                                                                                       Deficit
                                                                                    Accum. During
                                       Comon Stock            Preferred A Stock     the Development
                                 # of Shares     Amount     # of Shares  Amount         Stage           Totals
                                --------------------------- ----------------------  --------------- ---------------

Balance - November 3, 2003                -            $ -                    $ -              $ -             $ -
   Stock issued for cash          1,000,000          5,000                                                   5,000
Net Loss for period                                      -                                  (3,325)         (3,325)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balance - December 31, 2003       1,000,000          5,000          -           -           (3,325)          1,675
                                ------------  ------------- ----------  ----------  --------------- ---------------

   Stock issued for cash             33,000         16,500    169,100     169,100                          185,600
   Stock issued for services        145,833            729                                                     729
   Stock issued for compensation    448,333         13,518                                                  13,518
Net Loss for period                                                                       (605,823)       (605,823)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 321, 2004     1,627,166         35,747    169,100     169,100         (609,148)       (404,301)

   Stock issued for cash             64,000         32,000     76,000      76,000                          108,000
   Stock issued for services        297,000          8,850                                                   8,850
   Stock issued for compensation     61,000         30,500                                                  30,500
   Stock issued for interest        990,000          9,900      2,000       2,000                           11,900
Net Loss for period                                                                       (657,305)       (657,305)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2005      3,039,166        116,997    247,100     247,100       (1,266,453)       (902,356)

   Stock issued for services        250,000        125,000                                                 125,000
   Stock issued for interest      1,831,250         18,313                                                  18,313
Net Loss for period                                                                       (313,399)       (313,399)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2006      5,120,416        260,310    247,100     247,100       (1,579,852)     (1,072,442)

   Stock issued for services        812,000          8,120                                                   8,120
   Stock issued for interest      2,635,000         26,350                                                  26,350
Net Loss for period                                                                       (383,975)       (383,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2007      8,567,416        294,780    247,100     247,100       (1,963,827)     (1,421,947)

   Stock issued for services        625,000          6,250                                                   6,250
   Stock issued for interest        757,500          7,575                                                   7,575
   Convert preferred to common      247,100        247,100   (247,100)   (247,100)                               -
   Reconciliation differences       108,000                                                                      -
Net Loss for period                                                                       (293,201)       (293,201)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2008     10,305,016        555,705          -           -       (2,257,028)     (1,701,323)

Stock issued for services            15,000          3,750                                                   3,750
Net Loss for period                                                                       (158,975)       (158,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2009     10,320,016        559,455          -           -       (2,416,003)     (1,856,548)

Net Loss for period                       -              -          -           -          (42,984)              -
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - March 31, 2010        10,320,016      $ 559,455          -         $ -     $ (2,458,987)   $ (1,856,548)
                                ============  ============= ==========  ==========  =============== ===============





            The accompanying notes are an integral part of these financial statement
                                              F-3


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                      For the Three Months Ended         (Inception) to
                                                                               March 31,                    March 31,
                                                                       2010               2090                2010
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                                $ (42,984)         $ (32,528)         $ (2,458,987)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Common stock issued for services                                                                            3,750
         Depreciation                                                         150              9,031                16,143
         Allowance for doubtful accounts                                                                             7,261
         Reserve for investment                                                                                      1,000
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -                  -                (7,261)
         Increase in Accounts Payable and accrued liabilities              42,834             21,398             1,321,834
         (Increase) Decrease in deposits                                        -                  -                     -
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                     -             (2,099)           (1,116,260)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Cash overdraft                                                                            -                    53
         Increase / (decrease)  in loans payable                                                   -               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -                  -               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                 -                  -             1,133,644
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                                 -             (2,099)                   13
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                    13              3,330                     -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                        $ 13            $ 1,231                  $ 13
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -              $ 32,008
                                                                  ================  =================  ====================
         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

Supplemental Disclosure of Non-Cash Flow Information

         Debt converted to Convertible Notes Payable                    $ 471,202                $ -             $ 471,202
                                                                  ================  =================  ====================


           The accompanying notes are an integral part of these financial statements
                                              F-4

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the three months ended March 31, 2010
                                   (Unaudited)

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

Basis of Presentation

Interim Accounting

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,428,559 at March 31, 2010.

During the three months ended March 31, 2010, the Company did not generate any revenues. At March 31, 2010, the Company had a deficit accumulated during its development stage of $2,458,987.

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

There were accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At March 31, 2010 and December 31, 2009, $471,202 was outstanding.

Note 4 - Capital Stock Transactions
-----------------------------------

During the three months ended March 31, 2010 the Company did not issue any shares of its common stock.

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

Note 5 - Subsequent Events
--------------------------

The Company evaluated events through May 14, 2010 for subsequent events to be included in its March 31, 2010 financial statements herein.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended March 31, 2010, we incurred an operational loss of $26,081 compared to $21,541 during the three months ended March 31, 2009. The increase of $4,540 was a result of the decrease in consulting expense of $9,031 offset by a $12,038 increase in professional fees and a $1,494 in general and administrative expenses.

During the three months ended March 31, 2010, we incurred a net loss of $42,984 compared to $32,528 during the three months ended March 31, 2009. The increase of $10,456 is a direct result of the $4,540 increase in operational losses and the $5,916 increase in interest expenses from the prior period.

LIQUIDITY
---------

At March 31, 2010, we had current assets of $13, consisting solely of cash. At March 31, 2010, we had total current liabilities of $1,428,572, consisting of accounts payable of $237,497, $670,021 in accrued expenses and liabilities and $521,000 in promissory notes and a $54 cash overdraft. Our current liabilities exceed our current assets by $1,428,559 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended March 31, 2010, we neither used or received funds from our operational activities. During the three months ended March 31, 2010, we recognized a net loss of $42,834, which was adjusted for a depreciation expense of $150. During the three months ended March 31, 2009, we used funds of $2,099 in our operational activities. During the three months ended March 31, 2010, we recognized a net loss of $35,528, which was adjusted for depreciation expense of $9,031.

During the three months ended March 31, 2010 and 2009, we did not use or receive any funds from investment activities.

During the three months ended March 31, 2010 and 2009, we did not receive or use any funds from our financing activities.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended March 31, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE

ITEM 1A.  RISK FACTORS

            NONE

ITEM 2.  CHANGES IN SECURITIES

            NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.  REMOVED AND RESERVED


ITEM 5.  OTHER INFORMATION

            NONE

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





                                             INTREORG SYSTEMS, INC.
                                             (Registrant)



Dated:   May 17, 2010                        By: /s/ Russell K. Boyd
                                                 -----------------------
                                                 Russell K. Boyd
                                                 (Principal Executive Officer,
                                                 Chief Executive Officer and
                                                 Principal Accounting Officer)