Form 10-Q
period 2010-06-30
INTREorg SYSTEMS INC.
filed 2010-08-16
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2010

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

                                  817-491-8611
                                 --------------
                         (Registrant's Telephone number)

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

As of August 13, 2010, there were 10,321,016 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets -June 30, 2010 and December 31, 2009                            F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2010 and 2009 and From
                  February 13, 1997 (Inception) to June 30, 2010                        F-2

         Statements of Changes in Shareholders' Deficit -
                  From February 13, 1997 (Inception) to June 30, 2010                   F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2010 and
                  From February 13, 1997 (Inception) to June 30, 2010                   F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             INTREorg Systems, Inc.
                          (A Development Stage Company)
                                 Balance Sheets



                                                                                       June 30,           December 31,
                                                                                         2010                 2009
                                                                                  -------------------  -------------------
                                                                                                           (Audited)

ASSETS:

Current Assets:
        Cash                                                                                     $ -                 $ 13
        Prepaid expenses                                                                       1,719                    -
                                                                                  -------------------  -------------------
               Total Current Assets                                                            1,719                   13

Furniture and fixtures - net                                                                      79                  379
                                                                                  -------------------  -------------------


TOTAL ASSETS                                                                                 $ 1,798                $ 392
                                                                                  ===================  ===================


LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Cash overdraft                                                                         $ 148                 $ 54
        Accounts payable                                                                     268,848              221,035
        Accrued expenses and liabilities                                                     696,804              643,649
        Notes Payable                                                                        521,000              521,000
                                                                                  -------------------  -------------------
               Total Current Liabilities                                                   1,486,800            1,385,738

Long-Term Liabilities
        Convertible promissory notes                                                         471,202              471,202
                                                                                  -------------------  -------------------
               Total Liabilities                                                           1,958,002            1,856,940

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
        none and 247,100 shares issued and outstanding
        at June 30, 2010 and December 31, 2009, respectively                                       -                    -

Common Stock, no par value; 10,000,000 shares authorized
        10,320,016 and 10,305,016 shares issued and outstanding
        at June 30, 2010 and December 31, 2009, respectively                                 559,455              559,455

Deficit accumulated during the development stage                                          (2,515,659)          (2,416,003)
                                                                                  -------------------  -------------------

               Total Stockholders' deficit                                                (1,956,204)          (1,856,548)
                                                                                  -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $ 1,798                $ 392
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

                                              F-1


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                                                    November 3, 2003
                                               For the Three Months Ended           For the Six Months Ended         (Inception) to
                                                         June 30,                           June 30,                    June 30,
                                                2010                2009           2010               2009                2010
                                            --------------      -------------- ---------------    ---------------  -----------------
                                                                                                                   <C

Revenue                                               $ -                 $ -             $ -                $ -       $        750

         Depreciation                                 150                   -             300                  -             15,506
         Consulting expense                             -                   -                              9,031            836,005
         Director's fees                                -                   -               -                  -             48,870
         General and administrative                 6,725               4,068           8,846              5,726             97,680
         Professional fees                         32,579              18,791          55,193             29,187            490,100
         Payroll expense                                -                   -               -                  -            724,630
         Rent and utilities                             -                   -               -                  -            111,858
         Travel expense                                 -                   -           1,322                456             99,322
                                            --------------      -------------- ---------------    ---------------  -----------------

            Total Expenses                         39,454              22,859          65,661             44,400          2,423,971
                                            --------------      -------------- ---------------    ---------------  -----------------

Net Operating Loss                                (39,454)            (22,859)        (65,661)           (44,400)        (2,423,221)
                                            --------------      -------------- ---------------    ---------------  -----------------

Other Revenue / (Expense)

         Forgiveness of debt                            -                   -               -                  -            135,750
         Settlement agreements                          -                   -               -                  -             36,653
         Interest Income                                -                   -               -                  -                356
         Miscellaneous expense                          -                   -               -                  -             (5,857)
         Interest Expense                         (17,091)            (16,348)        (33,995)           (27,335)          (259,340)
                                            --------------      -------------- ---------------    ---------------  -----------------

            Total other revenue / (expense)       (17,091)            (16,348)        (33,995)           (27,335)           (92,438)
                                            --------------      -------------- ---------------    ---------------  -----------------

Net Loss                                        $ (56,545)          $ (39,207)      $ (99,656)         $ (71,735)      $ (2,515,659)
                                            ==============      ============== ===============    ===============  =================

Net Income/Loss per share of common
stock                                          $    (0.01)            $ (0.00)        $ (0.01)           $ (0.01)
                                            ==============      ============== ===============    ===============
Weighted average number of common
         shares outstanding                    10,320,016          10,305,016      10,320,016         10,305,016
                                            ==============      ============== ===============    ===============



           The accompanying notes are an integral part of these financial statements.
                                              F-2


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                       For the Six Months Ended          (Inception) to
                                                                               June 30,                      June 30,
                                                                       2010               2090                2010
                                                                  ----------------  -----------------  --------------------

Cash Flows from Operating Activities
Net Loss                                                                $ (99,656)         $ (71,736)         $ (2,515,659)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Common stock issued for services                                                                            3,750
         Depreciation                                                         300              9,031                16,293
         Allowance for doubtful accounts                                                                             7,261
         Reserve for investment                                                                                      1,000
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -                  -                (7,261)
         Increase in Accounts Payable and accrued liabilities             100,968             59,751             1,379,968
         (Increase) Prepaid  expenses                                      (1,719)                 -                     -
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Used by Operating Activities                                  (107)            (2,954)           (1,114,648)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -               (16,372)
         Acquisition of Investments                                             -                  -                (1,000)
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -               (17,372)
                                                                  ----------------  -----------------  --------------------

Cash Flows from Financing Activities
         Cash overdraft                                                        94                  -                   147
         Increase / (decrease)  in loans payable                                                   -               577,886
         Issuance of Preferred A Stock                                          -                  -               247,100
         Issuance of Common Stock                                               -                  -               308,605
                                                                  ----------------  -----------------  --------------------

Net Cash Flows Provided by Financing Activities                                94                  -             1,133,738
                                                                  ----------------  -----------------  --------------------

Net (Decrease) Increase in Cash                                               (13)            (2,954)                1,719
                                                                  ----------------  -----------------  --------------------

Cash at Beginning of Period                                                    13              3,330                     -
                                                                  ----------------  -----------------  --------------------

Cash at End of Period                                                         $ -              $ 376               $ 1,719
                                                                  ================  =================  ====================

Supplemental Disclosure of Cash Flow Informantion

         Cash paid for interest                                               $ -                $ -              $ 32,008
                                                                  ================  =================  ====================
         Cash paid for taxes                                                  $ -                $ -                   $ -
                                                                  ================  =================  ====================

Supplemental Disclosure of Non-Cash Flow Information

         Debt converted to Convertible Notes Payable                          $ -          $ 471,202             $ 471,202
                                                                  ================  =================  ====================


         The accompanying financial statements are an integral part of these financial statements.
                                              F-3



                                     INTREorg SYSTEMS, INC.
                                (A Development Stage Enterprise)
                           Statement of Stockholders' Equity (Deficit)
                     From November 3, 2003 (Inception) through June 30, 2010
                                           (Unaudited)

                                                                                               Deficit
                                                                                            Accum. During
                                       Comon Stock            Preferred A Stock            the Development
                                 # of Shares     Amount     # of Shares  Amount         Stage           Totals
                                --------------------------- ----------------------  --------------- ---------------

Balance - November 3, 2003                -            $ -                    $ -              $ -             $ -
   Stock issued for cash          1,000,000          5,000                                                   5,000
Net Loss for period                                      -                                  (3,325)         (3,325)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balance - December 31, 2003       1,000,000          5,000          -           -           (3,325)          1,675
                                ------------  ------------- ----------  ----------  --------------- ---------------

   Stock issued for cash             33,000         16,500    169,100     169,100                          185,600
   Stock issued for services        145,833            729                                                     729
   Stock issued for compensation    448,333         13,518                                                  13,518
Net Loss for period                                                                       (605,823)       (605,823)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 321, 2004     1,627,166         35,747    169,100     169,100         (609,148)       (404,301)

   Stock issued for cash             64,000         32,000     76,000      76,000                          108,000
   Stock issued for services        297,000          8,850                                                   8,850
   Stock issued for compensation     61,000         30,500                                                  30,500
   Stock issued for interest        990,000          9,900      2,000       2,000                           11,900
Net Loss for period                                                                       (657,305)       (657,305)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2005      3,039,166        116,997    247,100     247,100       (1,266,453)       (902,356)

   Stock issued for services        250,000        125,000                                                 125,000
   Stock issued for interest      1,831,250         18,313                                                  18,313
Net Loss for period                                                                       (313,399)       (313,399)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2006      5,120,416        260,310    247,100     247,100       (1,579,852)     (1,072,442)

   Stock issued for services        812,000          8,120                                                   8,120
   Stock issued for interest      2,635,000         26,350                                                  26,350
Net Loss for period                                                                       (383,975)       (383,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2007      8,567,416        294,780    247,100     247,100       (1,963,827)     (1,421,947)

   Stock issued for services        625,000          6,250                                                   6,250
   Stock issued for interest        757,500          7,575                                                   7,575
   Convert preferred to common      247,100        247,100   (247,100)   (247,100)                               -
   Reconciliation differences       108,000                                                                      -
Net Loss for period                                                                       (293,201)       (293,201)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2008     10,305,016        555,705          -           -       (2,257,028)     (1,701,323)

Stock issued for services            15,000          3,750                                                   3,750
Net Loss for period                                                                       (158,975)       (158,975)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - December 31, 2009     10,320,016        559,455          -           -       (2,416,003)     (1,856,548)

Net Loss for period                       -              -          -           -          (99,656)        (99,656)
                                ------------  ------------- ----------  ----------  --------------- ---------------
Balances - June 30, 2010         10,320,016      $ 559,455          -         $ -     $ (2,515,659)   $ (1,956,204)
                                ============  ============= ==========  ==========  =============== ===============


           The accompanying notes are an integral part of these financial statements.
                                              F-4

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                    For the six months ended June 30, 2010
                                   (Unaudited)

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,485,081 at June 30, 2010. During the six months ended June 30, 2010, the Company did not generate any revenues. At June 30, 2010, the Company had a deficit accumulated during its development stage of $2,515,659.

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

Note 2 - Notes Payable

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

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At June 30, 2010 and December 31, 2009, $471,202 was outstanding.

Note 4 - Capital Stock Transactions

During the six months ended June 30, 2010 the Company did not issue any shares of its common stock.

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

Note 5 - Subsequent Events

The Company evaluated events through August 11, 2010 for subsequent events to be included in its June 30, 2010 financial statements herein.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

During the three months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended June 30, 2010, we incurred an operational loss of $39,454 compared to $22,859 during the three months ended June 30, 2009. The increase of $16,595 was a result of the increase a $12,038 increase in professional fees and a $2,657 in general and administrative expenses.

During the three months ended June 30, 2010, we incurred a net loss of $56,545 compared to $39,207 during the three months ended June 30, 2009. The increase of $17,338 is a direct result of the $16,595 increase in operational losses and the $743 increase in interest expenses from the prior period.

For the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the six months ended June 30, 2010, we incurred an operational loss of $65,661 compared to $44,400 during the six months ended June 30, 2009. The increase of $21,261 was a result of the increase a $26,006 increase in professional fees a $3,120 in general and administrative expenses, a $300 increase in depreciation and a $866 increase in travel expense.

During the six months ended June 30, 2010, we incurred a net loss of $99,656 compared to $71,735 during the six months ended June 30, 2009. The increase of $27,903 is a direct result of the $21,261 increase in operational losses and the $6,666 increase in interest expenses from the prior period.

LIQUIDITY

At June 30, 2010, we had current assets of $1,719, consisting solely of a prepaid expense. At June 30, 2010, we had total current liabilities of $1,486,800, consisting of accounts payable of $268,848, $696,804 in accrued expenses and liabilities and $521,000 in promissory notes and a $148 cash overdraft. Our current liabilities exceed our current assets by $1,485,081 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended June 30, 2010, we neither used 107 in our operational activities. During the six months ended June 30, 2010, we recognized a net loss of $99,656, which was adjusted for a depreciation expense of $300. During the six months ended June 30, 2009, we used funds of $2,954 in our operational activities. During the six months ended June 30, 2009, we recognized a net loss of $71,736, which was adjusted for depreciation expense of $9,031.

During the six months ended June 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the six months ended June 30, 2010, we received funds from financing activities of $94 due to a cash overdraft. During the six months ended June 30, 2009, we did not receive or use any funds from our financing activities.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the quarter ended June 30, 2010. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            NONE.

ITEM 2.  CHANGES IN SECURITIES

            NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.


ITEM 4.  REMOVED AND RESERVED


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





                                             INTREORG SYSTEMS, INC.
                                             (Registrant)



Dated:   August 16, 2010                     By: /s/ Russell K. Boyd
                                                 ----------------------
                                             Russell K. Boyd
                                             (Principal Executive Officer, Chief
                                                Executive Officer and Principal
                                                Accounting Officer)