Form 10-Q
period 2010-09-30
INTREorg SYSTEMS INC.
filed 2010-11-22
CIK 1295560

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended September 30, 2010

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

           2600 E. Southlake Blvd., Suite 120-366, Southlake, TX 76092
            -------------------------------------------------------
                    (Address of principal executive offices)

                                  817-491-8611
                         (Registrant's Telephone number)

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

As of November 18, 2010, there were 10,320,016 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements       (Unaudited)                                         Page
                                                                                        ----

         Balance Sheets -September 30, 2010 and December 31, 2009                       F-1

         Statements of Operations  -
                  Three  and Nine months ended September 30, 2010 and 2009 and
                  From February 13, 1997 (Inception) to September 30, 2010              F-2

         Statements of Cash Flows -
                  Nine months ended September 30, 2010 and 2009
                  From February 13, 1997 (Inception) to September 30, 2010              F-3

         Notes to the Financial Statements                                              F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      3

Item 4. Controls and Procedures                                                         3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              4

Item 1A. Risk Factors - Not Applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               4

Item 4.  Removed and Reserved                                                           4

Item 5.  Other Information - Not Applicable                                             4

Item 6.  Exhibits                                                                       4
SIGNATURES                                                                              5

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                         Balance Sheets

                                                                             September 30,         December 31,
                                                                                  2010                 2009
                                                                           -------------------  -------------------
                                                                              (Unaudited)
ASSETS:

Current Assets:
        Cash                                                                             $ 52                 $ 13
                                                                           -------------------  -------------------
               Total Current Assets                                                        52                   13

Furniture and fixtures - net                                                                -                  379
                                                                           -------------------  -------------------


TOTAL ASSETS                                                                             $ 52                $ 392
                                                                           ===================  ===================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

        Accounts payable                                                            $ 344,300            $ 221,089
        Accrued expenses                                                              656,279              643,649
        Notes Payable                                                                 521,000              521,000
                                                                           -------------------  -------------------
               Total Current Liabilities                                            1,521,579            1,385,738

Long-Term Liabilities
        Convertible promissory notes                                                  471,202              471,202
                                                                           -------------------  -------------------
               Total Liabilities                                                    1,992,781            1,856,940
                                                                           ===================  ===================

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
        no shares issued and outstanding
        at September 30, 2010 and December 31, 2009, respectively                           -                    -

Common Stock, no par value; 100,000,000 shares authorized
        10,320,016 and 10,320,016 shares issued and outstanding
        at September 30, 2010 and December 31, 2009, respectively                     559,455              559,455

Deficit accumulated during the development stage                                   (2,552,184)          (2,416,003)
                                                                           -------------------  -------------------

               Total Stockholders' deficit                                         (1,992,729)          (1,856,548)
                                                                           -------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $ 52                $ 392
                                                                           ===================  ===================


                   The accompanying notes are an integral part of these financial statements.
                                                      F-1



                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Operations
                                           (Unaudited)

                                                                                                                   November 3, 2003
                                           For the Three Months Ended             For the Nine Months Ended         (Inception) to
                                                  September 30,                         September 30,                September 30,
                                            2010                 2009              2010                2009              2010
                                       ---------------      ---------------    ---------------   ---------------  ------------------

Revenue                                           $ -                  $ -                $ -               $ -        $        750

Operating Expenses:
   Depreciation                                                      1,024                379            10,055              15,585
   Consulting expense                               -                3,750                  -                 -             836,005
   Director's fees                                  -                    -                  -                 -              48,870
   General and administrative                   7,404                7,295             16,223            15,370             105,057
   Professional fees                           13,026               29,250             66,993            58,437             501,900
   Payroll expense                                  -                    -                                    -             724,630
   Rent and utilities                               -                    -                  -                 -             111,858
   Travel expense                                   -                  734              1,323             1,191              99,323
                                       ---------------      ---------------    ---------------   ---------------  ------------------

           Total Expenses                      20,430               42,053             84,918            85,053           2,443,228
                                       ---------------      ---------------    ---------------   ---------------  ------------------

Operating Loss                                (20,430)             (42,053)           (84,918)          (85,053)         (2,442,478)
                                       ---------------      ---------------    ---------------   ---------------  ------------------

Other Income / (Expense)

   Forgiveness of debt                              -                    -                  -                 -             135,750
   Settlement agreements                            -                    -                  -                 -              36,653
   Miscellaneous expense                            -                    -                  -                 -              (5,857)
   Interest Income / (Expense)                (17,268)             (17,268)           (51,263)          (44,603)           (276,252)
                                       ---------------      ---------------    ---------------   ---------------  ------------------

      Total other revenue / (expense)         (17,268)             (17,268)           (51,263)          (44,603)           (109,706)
                                       ---------------      ---------------    ---------------   ---------------  ------------------

Net Loss                                    $ (37,698)           $ (59,321)        $ (136,181)       $ (129,656)       $ (2,552,184)
                                       ===============      ===============    ===============   ===============  ==================

Net Income/Loss per share of common
stock                                         $ (0.00)             $ (0.01)          $ (0.01)          $ (0.01)
                                       ===============      ===============    ===============   ===============
Weighted average number of common
         shares outstanding                10,320,016           10,312,679         10,320,016        10,307,608
                                       ===============      ===============    ===============   ===============

                   The accompanying notes are an integral part of these financial statements.

                                                      F-2


                                     INTREorg Systems, Inc.
                                  (A Development Stage Company)
                                    Statements of Cash Flows
                                           (Unaudited)

                                                                                                        November 3, 2003
                                                                      For the Nine Months Ended          (Inception) to
                                                                             September 30,                September 30,
                                                                       2010               2009                2010
                                                                  ----------------  -----------------  -------------------

Cash Flows from Operating Activities
Net Loss                                                               $ (136,181)        $ (129,656)        $ (2,552,184)
Adjustments to reconcile net loss to net cash used
         by operating activities
         Common stock issued for services                                       -              3,750                3,750
         Depreciation                                                         379             10,056               16,372
         Allowance for doubtful accounts                                        -                  -                7,261
         Reserve for investment                                                 -                  -                1,000
Changes in operating assets and liabilities
         Increase in Accounts Receivable and Advances                           -                  -               (7,261)
         Increase in Accounts Payable and accrued liabilities             135,841            114,015            1,414,895

                                                                  ----------------  -----------------  -------------------
Net Cash Flows Provided (Used) by Operating Activities                         39             (1,835)          (1,116,167)
                                                                  ----------------  -----------------  -------------------

Cash Flows from Investing Activities
         Acquisition of Fixed Assets                                            -                  -              (16,372)
         Acquisition of Investments                                             -                  -               (1,000)
                                                                  ----------------  -----------------  -------------------

Net Cash Flows Provided (Used) by Investing Activities                          -                  -              (17,372)
                                                                  ----------------  -----------------  -------------------

Cash Flows from Financing Activities
         Proceeds from notes payable                                            -                  -              577,886
         Issuance of Preferred A Stock                                          -                  -              247,100
         Issuance of Common Stock                                               -                  -              308,605
                                                                  ----------------  -----------------  -------------------

Net Cash Flows Provided by Financing Activities                                 -                  -            1,133,591
                                                                  ----------------  -----------------  -------------------

Net (Decrease) Increase in Cash                                                39             (1,835)                  52
                                                                  ----------------  -----------------  -------------------

Cash at Beginning of Period                                                    13              3,330                    -
                                                                  ----------------  -----------------  -------------------

Cash at End of Period                                                        $ 52            $ 1,495                 $ 52
                                                                  ================  =================  ===================

Supplemental Disclosure of Cash Flow Information

         Cash paid for interest                                               $ -                $ -             $ 32,008
                                                                  ================  =================  ===================
         Cash paid for taxes                                                  $ -                $ -                  $ -
                                                                  ================  =================  ===================

Supplemental Disclosure of Non-Cash Flow Information
         Issuance of convertible notes payable  in settlement
          of notes payable and accrued interest                               $ -          $ 471,202            $ 471,202
                                                                  ================  =================  ===================

                 The accompanying financial statements are an integral part of these financial statements.
                                                      F-3

                             INTREORG SYSTEMS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 2010
                                   (Unaudited)

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

Net Loss Per Share

Net loss per share has been calculated based on the weighted average number of common shares outstanding during the period.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the useful life of the assets.

Other Comprehensive Income

INTREorg Systems,  Inc. has no material components of other comprehensive income
(loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Note 2 - Accrued Expenses

Accrued  expenses  at  September  30,  2010  consist primarily of  approximately
$380,000 of accrued management salaries, approximately $200,000 of accrued interest on notes payable, approximately $80,000 of accrued payroll taxes.

Note 3 - Notes Payable

Prior to the year ended December 31, 2008, the Company raised $577,886 in bridge loans in order to be able to continue operations. These loans carry interest rates from 6% to 10% per annum and have due dates between 180 and 909 days. The providers of these loans were also given "equity kickers" of stock in the amount of 1 share of common stock for each one cent of loan amount. Prior to January 1, 2009, the holders were issued shares of the Company's common stock in equal amount to the interest accrued for extensions on the payment of the notes. The notes are currently in default.

During the year ended December 31, 2009, holders of notes totaling $56,886 (principal and outstanding interest on the date of conversion) converted their notes into Commercial Convertible Promissory Notes (Convertible Promissory Notes). The Convertible Promissory Notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. For further details, see Note 3 - Convertible Promissory Notes.

Note 4 -Convertible Notes Payable

On April 10, 2009, a vendor owed $406,941 agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note.

On April 10, 2009, holders of outstanding promissory notes totaling $56,886 and accrued interest of $7,375, agreed to convert the amounts owed to them into long-term Convertible Promissory Notes.

The Convertible Promissory notes are unsecured, have an interest rate of 6% and a due date of April 10, 2011. The promissory notes provide the holders with the right to convert in part or all of the outstanding principal and/or interest into shares of the Company's common stock at a rate of $1 per share. At September 30, 2010 and December 31, 2009, $471,202 was outstanding.

Note 5 - Capital Stock Transactions

During the nine months ended September 30, 2010 the Company did not issue any shares of its common stock.

During the year ended December 31, 2009, the Company issued 15,000 shares of common stock valued at $3,750 for consulting services.

On October 6, 2009 the Company entered into an investment banking agreement. The terms of the agreement are as such: For any money they raise the Company is obligated to an 8% commission in cash and a 2% expenses allowance in cash and

10% additional in common stock at a 110% of market price over a contractually determined 5 day average.

Note 6 - Subsequent Events

The Company evaluated events through November 22, 2010 for subsequent events to be included in its September 30, 2010 financial statements herein.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the three months ended September 30, 2010, we incurred an operational loss of $20,430 compared to $42,053 during the three months ended September 30, 2009. The decrease of $21,623 was a result of the decrease of $16,224 in professional fees, the $1,024 decrease in depreciation, the $3,750 decrease in consulting fees and the $734 decrease in travel expenses offset by a slight increase of $109 in general and administrative expenses.

During the three months ended September 30, 2010, we incurred a net loss of $37,698 compared to $59,321 during the three months ended September 30, 2009. The decrease of $21,623 is a direct result of the $21,623 decrease in operational losses discussed above.

For the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

During the nine months ended September 30, 2010 and 2009, we did not recognize any revenues from our operations.

During the nine months ended September 30, 2010, we incurred an operational loss of $84,918 compared to $85,053 during the nine months ended September 30, 2009. The decrease of $135 was a result of the decrease of the $8,556 increase in professional fees, a $132 increase in travel expense offset by a $9,676 decrease in depreciation expense.

During the nine months ended September 30, 2010, we incurred a net loss of $136,181 compared to $129,656 during the nine months ended September 30, 2009. The increase of $6,525 is a direct result of the $6,660 increase in interest expense offset by the $135 decrease in operational losses discussed above.

LIQUIDITY

At September 30, 2010, we had current assets of $52, consisting solely of cash. At September 30, 2010, we had total current liabilities of $1,521,579 consisting of accounts payable of $344,300, $656,279 in accrued expenses and $521,000 in promissory notes. Our current liabilities exceed our current assets by $1,521,527 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended September 30, 2010, we received $39 from our operational activities. During the nine months ended September 30, 2010, we recognized a net loss of $136,181, which was adjusted for a depreciation expense of $379. During the nine months ended September 30, 2009, we used funds of $1,835 in our operational activities. During the nine months ended September 30, 2009, we recognized a net loss of $129,656, which was adjusted for depreciation expense of $10,056 and non-cash consulting expenses of 3,750.

During the nine months ended September 30, 2010 and 2009, we did not use or receive any funds from investment activities.

During the nine months ended September 30, 2010 and 2009, we did not receive or use any funds from our financing activities.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                              INTREORG SYSTEMS, INC.
                                              (Registrant)



Dated:   November 22, 2010                    By: /s/ Russell K. Boyd
                                                  -------------------------
                                                  Russell K. Boyd
                                                  (Principal Executive Officer,
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer)