Form 10-K/A
period 2009-12-31
INTREorg SYSTEMS INC.
filed 2010-12-27
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-53451
INTREORG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Texas	45-0526215
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX	76262
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 817-491-8611

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class registered	on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act.  |-|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days.    Yes |X| No |_|

Indicate by check mark whether the registrant has submitted  electronically  and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section  232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes |_| No |_|

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (ss.  229.405 of this chapter) is not contained  herein,  and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See definitions  of "large  accelerated  filer,"  "accelerated  filer" and  "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

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

There were 10,320,016 shares outstanding of the registrant's  Common Stock as of April 14, 2010.

TABLE OF CONTENTS

PART I

ITEM 1	Business
ITEM 1 A.	Risk Factors
ITEM 1 B.	Unresolved Staff Comments
ITEM 2	Properties
ITEM 3	Legal Proceedings
ITEM 4	Removed and Reserved

PART II

ITEM 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6	Selected Financial Data
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7 A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8	Financial Statements and Supplementary Data
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9 A(T).	Controls and Procedures
ITEM 9B	Other Information

PART III

ITEM 10	Directors, Executive Officers, and Corporate Governance
ITEM 11	Executive Compensation
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14	Principal Accounting Fees and Services

PART IV

ITEM 15	Exhibits, Financial Statement Schedules
SIGNATURES

EXPLANATORY NOTE

The Form 10-K of INTREorg Systems, Inc. for the year ended December 31, 2009 as originally filed is being amended hereby to reflect the following:

•	we incorrectly reflected the number of authorized shares of our common stock on our Balance Sheet as 10,000,000 instead of 100,000,000,
•
we have changed the presentation on Balance Sheet a December 31, 2009 to disclose the amount of accrued expenses due a related party in a separate line item and to disclose that the convertible promissory note outstanding at December 31, 2009 is due to a related party,

•
we have added a footnotes to describe the components of accrued expenses and liabilities and accrued expenses- related party which appear on our Balance Sheet at December 31, 2009 and we have added a footnote describing the convertible notes payable - related party,

•
we have expanded the disclosure under Item 9A. Disclosure Controls and Procedures to include the conclusion of our management following their assessment of the effectiveness of our internal control over financial reporting,

•	we have expanded the disclosure under Item 13. Certain Relationships and Related Transactions, and
•	we have amended Item 15. Exhibits, Financial Statement Schedules to file copies of various notes payable as exhibits.

These revisions to our Form 10-K as originally filed did not result in a restatement of our financial statements.  Neither the correction in the number of authorized shares of our common stock on our Balance Sheet at December 31, 2009 or the changes in presentations resulted in any other change on our Balance Sheet.  Because of the nature of the corrections contained in this Amendment No. 1, our management did not determine that any change in the evaluation of our disclosure controls and procedures as set forth in Item 9A(T). or the evaluation of our internal control over financial reporting also set forth in Item 9A. of the original filing was necessary.

This Amendment No. 1 to the Form 10-K for the year ended December 31, 2009 contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-K for the year ended December 31, 2009 to modify or update the other disclosures presented in the Form 10-K as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

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

GENERAL ECONOMIC CONDITIONS
The financial success of INTREorg may be sensitive to adverse changes in general economic  conditions  in  the  United  States  such  as  recession,   inflation, unemployment,  and interest rates. Such changing  conditions could reduce demand in the marketplace for the IT Outsourcing services which is INTREorg's business.  Management  believes that the services developed by INTREorg will maintain valuelong term. Nevertheless, INTREorg has no control over these changes.

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

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY AND FORWARD LOOKING STATEMENTS

In  addition  to  statements  of  historical   fact,  this  Form  10-K  contains forward-looking  statements.  The  presentation  of future  aspects of  INTREorg Systems,  Inc.  ("INTREorg  Systems",  the "Company" or "issuer") found in these statements  is subject to a number of risks and  uncertainties  that could cause actual results to differ  materially  from those  reflected in such  statements.   Readers  are  cautioned  not to place undue  reliance  on these  forward-looking statements,  which  reflect  management's  analysis  only as of the date hereof.  Without limiting the generality of the foregoing,  words such as "may",  "will", "expect",  "believe",  "anticipate",   "intend",  or  "could"  or  the  negative
variations   thereof  or  comparable   terminology   are  intended  to  identifyforward-looking statements.

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

Management's  assessment  of  the  effectiveness  of the  registrant's  internal control over  financial  reporting is as of the year ended December 31, 2009. In making this assessment,  Management used the criteria set forth by the Committee of  Sponsoring  Organizations  of the  Treadway  Commission  (COSO) in  Internal Control--Integrated  Framework.  Based on this assessment, our management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management has not identified any,  current material weaknesses,  considering the nature and extent of the Company's current operations  and any  risks  or  errors  in  financial  reporting  under  current operations.

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

There  was no change in our  internal  control  over  financial  reporting  that occurred  during our fourth fiscal quarter that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

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

SUMMARY EXECUTIVES COMPENSATION TABLE

						Non-equity	Non-qualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name & Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Russell K. Boyd,
Chief Executive	2009	0	0	0	0	0	0	0	0
Officer and	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0

Denis L. Iler,	2009	0	0	$	0	0	0	$	$
Former President	2008	0	0	$1,000	0		$250	0	$1,250
and CEO (1)	2007	0	0	0	0	0	0	0	0

Austin Andres,	2009	0	0	$	0	0	0	0
Former COO (2)	2008	0	0	$1,000	0	0	0	0	$1,000
	2007		0	0	0	0	0	0

Jeff Huitt, Former	2009	0	0	0	0	0	0	0	$
CFO (3)	2008	$ 9,800	0	0	0	0	0	0	$9,800
	2007	$15,900	0	0	0	0	0	0	$15,900

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

The following table sets forth certain information concerning  compensation paid to the Company's directors during the year ended December 31, 2009:

	Fees			Non-equity	Nonqualified
	earned or			incentive	deferred
	paid in	Stock	Option	plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Russell K. Boyd	$-0-	$	$-0-	$-0-	$-0-	$-0-	$

Malcolm C.Davenport, V	$-0-	$	$-0-	$-0-	$-0-	$-0-	$

Redgie T. Green	$-0-	$	$-0-	$-0-	$-0-	$-0-	$

Denis L. Iler(1)	$-0-	$	$-0-	$-0-	$-0-	$	$

Austin Andres(2)	$-0-	$-0-	$-0-	$-0-	$-0-	$	$

Jeff Huitt(3)	$-0-	$-0-	$-0-	$-0-	$-0-	$	$

Wesley F. Whiting (4)	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Number of Shares of
	Common Stock	Percent of Class
Name and Address of Beneficial Owner (1)	Beneficially Owned	Beneficially Owned (4)

J.H. Brech, LLC (2)	1,009,666	9.78%

Russell K. Boyd, Chief Executive Officer, President and Chairman of the Board (3)	1,434,000	13.90%

Malcolm C. Davenport, V, Director	0	0%

Redgie T. Green, Director	25,000	2.42%

All directors and executive officers as a group (3 persons)	1,459,000	14.13%

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

The  following  table shows the  issuances  of stock,  in lieu for  services for compensation to officers or directors or affiliates in 2008 and 2009:

Name	Date of Issuance	Number of Shares	Position

Austin Andres	03/14/2008	100,000	Former Chief Operating
			Officer & Former Director

Russell K. Boyd	03/14/2008	200,000	Chief Executive Officer,
			President and Chairman of
			the Board

Redgie Green	03/14/2008	25,000	Director

Denis L. Iler	03/14/2008	125,000	Former Chief Executive
			Officer & Former Director

Wesley F. Whiting	03/14/2008	25,000	Former Director

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

In April 2009, Mr. Huitt resigned as the Chief Financial Officer of INTREorg and on May 7, 2009 he resigned as a Director.

In April 2009, Mr. Andres  resigned as the Chief  Operating  Officer of INTREorg and on May 26, 2009 he resigned as a Director.

On April 10, 2009 we borrowed approximately $406,961 from J.H. Brech, LLC, a principal shareholder of the Company, under the terms of a Commercial Convertible Promissory Note.  On April 21, 2009 we borrowed an additional $34,400.  We used the funds for working capital.  The terms of the notes are identical and each mature one year from the date of issuance.  Under the notes, we agreed to pay interest at the rate of 6% per annum, payable monthly.  We are permitted to prepay the notes at any time without penalty.  At the option of the holder, all or any portion of the notes are convertible into shares of our common stock at a conversion price of $1.00 per share.  At December 31, 2009, an aggregate of $471,202 was outstanding under these notes.

At each of December 31, 2009 and 2008 a related party is owed $58,326 and $30,006, respectively, for services provided to the Company.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The  following  is a complete  list of exhibits  filed as part of this Form 10-K/A. Exhibit  number  corresponds  to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a) Audited financial statements for years ended December 31, 2009 and 2008

(b) Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (1)

3.7	Bylaws of INTREorg Systems, Inc. (1)

10.1	Form of bridge note *

10.2	Form of Commercial Convertible Promissory Note dated April 10, 2009 in the principal amount of $407,960.90 to J.H. Brech, LLC *

10.3	Form of Commercial Convertible Promissory Note dated April 21, 2009 in the principal amount of $34,400 to J.H. Brech, LLC *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.1	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer*

32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accountingofficer*

*           filed herewith

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

/s/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.
April 14, 2010

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	December 31
	2009	2008
	(Audited)	(Audited)

ASSETS:

Current Assets:
Cash	$13	$3,330
Accounts Receivable	-	7,261

Total Current Assets	13	10,591

Furniture and fixtures - net	379	10,207

Investment - Fusion Equity	-	1,000

TOTAL	$392	$21,798

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Cash overdraft	$54	$-
Accounts payable	221,035	581,295
Accrued expenses and liabilities	585,323	533,934
Accrued expenses – related party	58,326	30,006
Notes Payable	521,000	577,886

Total Current Liabilities	1,385,738	1,723,121

Long-Term Liabilities
Convertible promissory note – related party	471,202	-

Total Liabilities	1,856,940	1,723,121

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
none and 247,100 shares issued and outstanding
at December 31, 2009 and 2008, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,320,016 and 10,305,016 shares issued and outstanding
at December 31, 2009 and 2008, respectively	559,455	555,705

Deficit accumulated during the development stage	(2,416,003)	(2,257,028)
Total Stockholders' deficit	(1,856,548)	(1,701,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$392	$21,798

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Audited)

			November 3, 2003
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Revenue	$-	$750	$750

Depreciation	9,031	-	15,206
Consulting expense		121,088	836,005
Director's fees	-	12,750	48,870
General and administrative	31,437	32,198	88,834
Professional fees	52,192	52,146	434,907
Payroll expense	-	-	724,630
Rent and utilities	-	9,612	111,858
Travel expense	4,433	17,354	98,000

Total Expenses	97,093	245,148	2,358,310

Net Operating Loss	(97,093)	(244,398)	(2,357,560)

Other Revenue / (Expense)

Forgiveness of debt	-	-	135,750
Settlement agreements	-	-	36,653
Interest Income	-	-	356
Miscellaneous expense	-	-	(5,857)
Interest Expense	(61,882)	(48,803)	(225,345)

Total other revenue / (expense)	(61,882)	(48,803)	(58,443)

Net Loss	$(158,975)	$(293,201)	$(2,416,003)

Net Income/Loss per share of common
stock	$(0.02)	$(0.03)

Weighted average number of common
shares outstanding	10,320,016	9,667,745

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statement of Cash Flows
 (Unaudited)

			November 3, 2003
	For the year ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net Loss	$(158,975)	$(293,201)	$(2,416,003)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock issued for services	3,750		3,750
Depreciation	9,828	-	15,993
Allowance for doubtful accounts	7,261		7,261
Reserve for investment	1,000		1,000
Changes in operating assets and liabilities
Increase in Accounts Receivable and Advances	-	13,394	(7,261)
Increase in Accounts Payable and accrued liabilities	133,766	189,370	1,279,000
(Increase) Decrease in deposits	-	6,900	-

Net Cash Flows Used by Operating Activities	(3,370)	(83,537)	(1,116,260)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft	53		53
Increase / (decrease) in loans payable		73,500	577,886
Issuance of Preferred A Stock	-	-	247,100
Issuance of Common Stock	-	13,825	308,605

Net Cash Flows Provided by Financing Activities	53	87,325	1,133,644

Net (Decrease) Increase in Cash	(3,317)	3,788	13

Cash at Beginning of Period	3,330	(458)	-

Cash at End of Period	$13	$3,330	$13

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008

Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$471,202	$-	$471,202

 The accompanying financial statements are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
                                (A Development Stage Enterprise)
                           Statement of Stockholders' Equity (Deficit)
                  From November 3, 2003 (Inception) through September 30, 2009

					Deficit
					Accum. During
	Common Stock		Preferred A Stock		the Development
	# of Shares	Amount	# of Shares	Amount	Stage	Totals

Balance - November 3, 2003	-	$-		$-	$-	$-
Stock issued for cash	1,000,000	5,000				5,000
Net Loss for period		-			(3,325)	(3,325)

Balance - December 31, 2003	1,000,000	5,000	-	-	(3,325)	1,675

Stock issued for cash	33,000	16,500	169,100	169,100		185,600
Stock issued for services	145,833	729				729
Stock issued for compensation	448,333	13,518				13,518
Net Loss for period					(605,823)	(605,823)

Balances - December 321, 2004	1,627,166	35,747	169,100	169,100	(609,148)	(404,301)

Stock issued for cash	64,000	32,000	76,000	76,000		108,000
Stock issued for services	297,000	8,850				8,850
Stock issued for compensation	61,000	30,500				30,500
Stock issued for interest	990,000	9,900	2,000	2,000		11,900
Net Loss for period					(657,305)	(657,305)

Balances - December 31, 2005	3,039,166	116,997	247,100	247,100	(1,266,453)	(902,356)

Stock issued for services	250,000	125,000				125,000
Stock issued for interest	1,831,250	18,313				18,313
Net Loss for period					(313,399)	(313,399)

Balances - December 31, 2006	5,120,416	260,310	247,100	247,100	(1,579,852)	(1,072,442)

Stock issued for services	812,000	8,120				8,120
Stock issued for interest	2,635,000	26,350				26,350
Net Loss for period					(383,975)	(383,975)

Balances - December 31, 2007	8,567,416	294,780	247,100	247,100	(1,963,827)	(1,421,947)

Stock issued for services	625,000	6,250				6,250
Stock issued for interest	757,500	7,575				7,575
Convert preferred to common	247,100	247,100	(247,100)	(247,100)		-
Reconciliation differences	108,000					-
Net Loss for period					(293,201)	(293,201)

Balances - December 31, 2008	10,305,016	555,705	-	-	(2,257,028)	(1,701,323)

Stock issued for services	15,000	3,750				3,750
Net Loss for period					(158,975)	(158,975)

Balances - December 31, 2009	10,320,016	$559,455	-	$-	$(2,416,003)	$(1,856,548)

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

2009

Deferred tax assets:
Net operating loss carryforwards	$2,416,003
Valuation allowance	(2,416,003)

Net deferred tax assets	$-

At December  31,  2009,  the Company had net  operating  loss carry  forwards of approximately $2,416,003 for federal income tax purposes. These carryforwards if not utilized to offset taxable income will begin to expire in 2019.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860  "Transfers and Servicing"  which improves the  relevance,   representational   faithfulness,   and  comparability  of  the information that a reporting entity provides in its financial statements about a transfer  of  financial  assets;  the  effects  of a transfer  on its  financial involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each  reporting  entity's  first annual  reporting  period that begins after  November 15, 2009,  for interim  periods  within that first annual reporting period and for interim and annual reporting  periods  thereafter.  The Company  is  evaluating  the  impact  the  adoption  of ASC 860 will have on its financial statements.

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

Note 2 – Accrued Expenses and Liabilities

At December 31, 2009  accrued expenses and liabilities is comprised of  accrued salary of $469,319, accrued interest of $116,004. At December 31, 2008  accrued expenses and liabilities is comprised of  accrued salary of $472,569, accrued interest of $41,365.

Note 3 – Accrued Expenses – related party

During the year ended December 31, 2009 and 2008 a related party is owed $58,326 and $30,006 for services provided to the Company.

Note 4 - Notes Payable

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

Note 5 -Convertible Notes Payable

On April 10, 2009, a vendor owed  $406,961  agreed to convert the amount owed to it into long-term debt in the form of a Convertible Promissory Note.

On April 10, 2009, holders of outstanding  promissory notes totaling $56,866 and accrued  interest of $7,375,  agreed to convert  the  amounts  owed to them into long-term Convertible Promissory Notes.

Note 6 -Convertible Notes Payable – related party

The Convertible Promissory notes are unsecured,  have an interest rate of 6% and a due date of April 10, 2011. The promissory  notes provide the holders with the right to convert in part or all of the  outstanding  principal  and/or  interest into shares of the Company's common stock at a rate of $1 per share. At December 31, 2009, $471,202 was outstanding.

Note 7 - Capital Stock Transactions

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

Note 7 - Subsequent Events

The Company  evaluated events through April 14, 2010 for subsequent events to be included in its December 31, 2009 financial statements herein.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 24, 2010

                                          INTREorg Systems, Inc.

                                          /s/Russell K. Boyd
                                          Russell K. Boyd, President, CEO,
                                          (principal financial and accounting officer)
                                          and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

Dated: December 24, 2010

                                          INTREorg Systems, Inc.

                                          /s/ Russell K. Boyd
                                          Russell K. Boyd, Chairman of the Board, Chief Executive Officer
                                          principal executive officer, principal financial and accounting officer

                                          /s/ Malcolm C. Davenport, V
                                          Malcolm C. Davenport, V, Director

                                          /s/Redgie T. Green
                                          Redgie T. Green, Director