Form 10-Q/A
period 2010-03-31
INTREorg SYSTEMS INC.
filed 2010-12-27
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
-----------------

FORM 10-Q/A
(Amendment No. 1)
----------------
(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 000-53262

INTREORG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX	76262
(Address of principal executive offices)	(Zip Code)

817-491-8611
(Registrant's telephone number, including area code)

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

EXPLANATORY NOTE

The Form 10-Q of INTREorg Systems, Inc. for the period ended March 31, 2010 as originally filed is being amended hereby to correct typographical errors which appeared in the original report, including:

●	we incorrectly reflected the number of authorized shares of our common stock on our Balance Sheet as 10,000,000 instead of 100,000,000,
●
we incorrectly reflected $9,031 in consulting expense on our Statement of Operations during the three months ended March 31, 2009 and for the period of November 3, 2003 (inception) to March 31, 2010 which should have been depreciation expense, and

●
to remove disclosure under Item 4T. Disclosure Controls and Procedures related to a quarterly evaluation of internal control over financial reporting which was inadvertently included in the original Form 10-Q as filed.

●
we have changed the presentation on Balance Sheet at March 31, 2010 and December 31, 2009 to disclose the amount of accrued expenses due a related pary in a separate line item and to disclosed that the convertible promissory note outstanding at each of March 31, 2010 and December 31, 2009 is due to a related party,

●
we have added a footnote to describe the components of accrued expenses and liabilities and accrued expenses - related party which appear on our Balance Sheet at each of March 31, 2010 and Decdember 31, 2009 and we have added a footnote describing the convertible notes payable - related party.

The correction of these typographical errors did not result in a restatement of our financial statements.  The correction in the number of authorized shares of our common stock on our Balance Sheet at March 31, 2010 did not result in any other change on our Balance Sheet.  The reclassification of the expense within Total Expenses on our Statement of Operations as contained in the original filing did not result in any change in our Total Expenses or Net Loss for the periods.  We have also made a correction in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations, to reflect that the change in total expenses from period to period result in decreased depreciation expense instead of decreased consulting expenses.  Finally, we deleted the disclosure under Item 4(T). Disclosure Controls and Procedures - Management’s Quarterly Report on Internal Control over Financial Reporting which appeared in the original Form 10-Q as the inclusion of this section was inadvertently included.  Our management did not conduct a quarterly assessment of our internal control over financial reporting at March 31, 2010.  Because this Amendment No. 1 is being filed to correct typographical errors in the original Form 10-Q as filed, our management did not determine that any change in the evaluation of our disclosure controls and procedures as set forth in Item 4. of the original filing was necessary.

This Amendment No. 1 to the Form 10-Q for the period ended March 31, 2010 contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Amendment No. 1 to the Form 10-Q for the period ended March 31, 2010 to modify or update the other disclosures presented in the Form 10-Q as previously filed, except as required by the restatement. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events.  Accordingly, this Amendment No. 1 should be read in conjunction with our other filings with the SEC.

PART I

ITEM 1. FINANCIAL STATEMENTS

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
		(Audited)

ASSETS:

Current Assets:
Cash	$13	$13
Accounts Receivable	-	-
Total Current Assets	13	13

Furniture and fixtures - net	229	379

Investment - Fusion Equity	-	-

TOTAL ASSETS	$242	$392

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Cash overdraft	$54	$54
Accounts payable	237,497	221,035
Accrued expenses and liabilities	593,589	585,323
Accrued expenses – related party	76,432	58,326
Notes Payable	521,000	521,000

Total Current Liabilities	1,428,572	1,385,738

Long-Term Liabilities
Convertible promissory notes – related party	471,202	471,202
Total Liabilities	1,899,774	1,856,940

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized
none and 247,100 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,320,016 and 10,305,016 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	559,455	559,455

Deficit accumulated during the development stage	(2,458,987)	(2,416,003)

Total Stockholders' deficit	(1,899,532)	(1,856,548)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$242	$392

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Revenue	$-	$-	$750

Depreciation		9,031	15,206
Consulting expense		-	836,005
Director's fees	-	-	48,870
General and administrative	3,152	1,658	91,986
Professional fees	22,434	10,396	457,341
Payroll expense	-	-	724,630
Rent and utilities	-	-	111,858
Travel expense	495	456	98,495

Total Expenses	26,081	21,541	2,384,391

Net Operating Loss	(26,081)	(21,541)	(2,383,641)

Other Revenue / (Expense)

Forgiveness of debt	-	-	135,750
Settlement agreements	-	-	36,653
Interest Income	-	-	356
Miscellaneous expense	-	-	(5,857)
Interest Expense	(16,903)	(10,987)	(242,248)

Total other revenue / (expense)	(16,903)	(10,987)	(75,346)

Net Loss	$(42,984)	$(32,528)	$(2,458,987)

Net Income/Loss per share of common
stock	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding	10,320,016	10,305,016

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
From November 3, 2003 (Inception) through March 31, 2010

					Deficit
					Accum. During
	Common Stock		Preferred A Stock		the Development
	# of Shares	Amount	# of Shares	Amount	Stage	Totals

Balance - November 3, 2003	-	$-		$-	$-	$-
Stock issued for cash	1,000,000	5,000				5,000
Net Loss for period		-			(3,325)	(3,325)
Balance - December 31, 2003	1,000,000	5,000	-	-	(3,325)	1,675

Stock issued for cash	33,000	16,500	169,100	169,100		185,600
Stock issued for services	145,833	729				729
Stock issued for compensation	448,333	13,518				13,518
Net Loss for period					(605,823)	(605,823)
Balances - December 321, 2004	1,627,166	35,747	169,100	169,100	(609,148)	(404,301)

Stock issued for cash	64,000	32,000	76,000	76,000		108,000
Stock issued for services	297,000	8,850				8,850
Stock issued for compensation	61,000	30,500				30,500
Stock issued for interest	990,000	9,900	2,000	2,000		11,900
Net Loss for period					(657,305)	(657,305)
Balances - December 31, 2005	3,039,166	116,997	247,100	247,100	(1,266,453)	(902,356)

Stock issued for services	250,000	125,000				125,000
Stock issued for interest	1,831,250	18,313				18,313
Net Loss for period					(313,399)	(313,399)
Balances - December 31, 2006	5,120,416	260,310	247,100	247,100	(1,579,852)	(1,072,442)

Stock issued for services	812,000	8,120				8,120
Stock issued for interest	2,635,000	26,350				26,350
Net Loss for period					(383,975)	(383,975)
Balances - December 31, 2007	8,567,416	294,780	247,100	247,100	(1,963,827)	(1,421,947)

Stock issued for services	625,000	6,250				6,250
Stock issued for interest	757,500	7,575				7,575
Convert preferred to common	247,100	247,100	(247,100)	(247,100)		-
Reconciliation differences	108,000					-
Net Loss for period					(293,201)	(293,201)
Balances - December 31, 2008	10,305,016	555,705	-	-	(2,257,028)	(1,701,323)

Stock issued for services	15,000	3,750				3,750
Net Loss for period					(158,975)	(158,975)
Balances - December 31, 2009	10,320,016	559,455	-	-	(2,416,003)	(1,856,548)

Net Loss for period	-	-	-	-	(42,984)	-
Balances - March 31, 2010	10,320,016	$559,455	-	$-	$(2,458,987)	$(1,856,548)

The accompanying notes are an integral part of these financial statement

INTREorg Systems, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net Loss	$(42,984)	$(32,528)	$(2,458,987)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock issued for services			3,750
Depreciation	150	9,031	16,143
Allowance for doubtful accounts			7,261
Reserve for investment			1,000
Changes in operating assets and liabilities
Increase in Accounts Receivable and Advances	-	-	(7,261)
Increase in Accounts Payable and accrued liabilities	42,834	21,398	1,321,834
(Increase) Decrease in deposits	-	-	-

Net Cash Flows Used by Operating Activities	-	(2,099)	(1,116,260)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft		-	53
Increase / (decrease) in loans payable		-	577,886
Issuance of Preferred A Stock	-	-	247,100
Issuance of Common Stock	-	-	308,605

Net Cash Flows Provided by Financing Activities	-	-	1,133,644

Net (Decrease) Increase in Cash	-	(2,099)	13

Cash at Beginning of Period	13	3,330	-

Cash at End of Period	$13	$1,231	$13

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$471,202	$-	$471,202

The accompanying notes are an integral part of these financial statements

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the three months ended March 31, 2010
Unaudited)

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

Note 2 – Accrued Expenses and Liabilities

At March 31, 2010  accrued expenses and liabilities is comprised of  accrued salary of $460,743, accrued interest of $132,856.  At December 31, 2009  accrued expenses and liabilities is comprised of  accrued salary of $469,319, accrued interest of $116,004.

Note 3  – Accrued Expenses – related party

During the period ended March 31, 2010 and year ended December 31, 2009 a related party is owed $76,422 and $58,326 for services provided to the Company.

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

Note 8 - Subsequent Events

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

During the three months ended March 31, 2010, we incurred an operational loss of $26,081  compared to $21,541  during the three months ended March 31, 2009.  The increase of $4,540 was a result of the decrease in depreciation  expense of $9,031 offset by a $12,038  increase in  professional  fees and a $1,494 in general and administrative expenses.

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

Changes in internal control over financial reporting

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certificate of principal financial and accounting officer
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer

SIGNATURES

     Pursuant to the  requirements  of Section 12 of the Securities and Exchange Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREORG SYSTEMS, INC.
(Registrant)

Dated: December 24, 2010	By:	/s/ Russell K. Boyd
Russell K. Boyd
Chief Executive Officer and
principal financial and accounting officer)