Form 10-K
period 2010-12-31
INTREorg SYSTEMS INC.
filed 2011-04-14
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53262

INTREORG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Boulevard, Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) 491-8611

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $4,364,418 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,421,016 shares of common stock are issued and outstanding as of March 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,
•	our ability to continue as a going concern,
•	our ability to develop revenue producing operations,
•	our ability to establish our brand and effectively compete in our target market, and
•	risks associated with the external factors that impact our operations, including economic and leisure trends.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, “2009” refers to the year ended December 31, 2009, and “2011” refers to the year ending December 31, 2011.

The information which appears on our website at www.intreorg.com is not part of this report.

PART I

ITEM 1.                  DESCRIPTION OF BUSINESS.

We were organized in 2003 for the purpose of providing internet consulting and "back office" services to other companies.  Our business plan is to become an integrated provider of outsourced information technology ("IT") services, Software as a Service (SaaS) applications, enterprise support, and business process outsourcing services.  Our target market is publicly-traded, emerging growth companies in need of rapidly expanded IT services.  Primarily we intend to focus on publicly traded companies to allow us to evaluate the financial position and business situation of prospective clients due to the inherent transparency required with publicly traded firms.  Our business plan is to deliver services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

The primary focus of our outsourcing services will be to assume all of the responsibility of a client's IT organization, including maintaining and supporting a full range of clients' IT and business process infrastructures from network environments to computing systems, and from shrink-wrapped applications to advanced proprietary and acquired application systems.  We expect that our outsourcing services segment will provide help desk and infrastructure support around-the-clock for our clients.

We expect to offer services under two primary lines of business:

•           Infrastructure Solutions, and
•           Consulting and Applications Solutions.

Infrastructure Solutions

We expect that our Infrastructure Solutions group will be responsible for defining the technology strategies for our clients while actively enforcing Capability Maturity Model Integration (CMMI) methodologies.  These methodologies are a process improvement approach designed to help organizations improve their performance.  Under our business plan, this group will identify new technology offerings and innovations with the goal of delivering value to our clients.  We expect that this group will manage updates and maintain the technology infrastructure for our clients and our company, including networks, data centers, help desks, mainframes, servers, storage, and workspace computing, as well as providing senior technology consultants to assist our clients with more complex technology transformations. We also expect that the group will provide comprehensive monitoring, planning, and safeguarding of IT systems against intrusion by monitoring system and network status, collecting and analyzing data regarding system and network performance, and applying appropriate corrective actions.  All of these activities will be designed to either be performed at client facilities or delivered through centralized data processing centers that we expect to maintain.

Consulting and Applications Solutions

We expect that the Consulting and Applications Services Group will provide consulting and integration services, applications development and management services, and applications outsourcing services to our client base.  These services will be designed to be delivered on-site and are expect to include:

•	enterprise applications implementation and integration;
•	the development and maintenance of custom and packaged applications;
•	application systems migration;
•	testing;
•	migration of applications from legacy environments to current technologies; and
•	performing quality assurance functions on custom applications.

Because we will be entering a highly competitive market, in an effort to differinate our company from our competitors we will seek to offer a unique blend of premium IT services designed to assist our clients in improving financial and operational performance across their enterprise.  Our goal is to develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage.  We have developed five core values that, if properly implemented, we believe may differentiate our company from our competition:

•           Market Trading Analysis for Publicly traded Companies. We have been exploring consulting services to publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers. The business that has been conducted since January 1, 2011 has been focused on obtaining the licensing for software from a related party which would be crucial for providing the consulting services, as well as researching the viability of pricing structures within the industry. At this time there is one client that has been utilizing the consulting service on a test basis, however, because of the speculative nature of the services, more analysis will be required before any further disclosures are appropriate.

•           Delivery Performance.  We will base our delivery performance on a carefully designed business plan, utilizing highly-skilled consultants, technical expertise, and well designed implementation and support methodologies. We expect to emphasize strong quality assurance and project management to achieve rapid and successful deployment of our solutions.

•           Flexible Application Delivery.  We will seek to provide our clients with sophisticated business software at a fraction of the cost of traditional client-based software delivery by leveraging the inherent flexibility and cost savings of the SaaS software delivery model.  We believe that this is an ideal solution for rapidly growing clients that must have scalable solutions for their rapidly changing business environment.

•           Vertical Expertise.  We intend to combine vertical-industry knowledge with a core of key strategic technologies in an effort to serve clients' needs by offering tailored and innovative strategies and solutions.

•           Technology Excellence.  Our goal will be to deliver our services by blending proven software and business practices to build scalable custom solutions.

•           Operational Metrics.  Our goal will be to maintain operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, company utilization and gross margins.

•           Information Based Sales and Marketing Efforts.  We have developed a set of metrics that we believe permits us to assess each client's needs and that client's potential profitability.  As a result, we intent is to focus our sales and marketing efforts on growing public companies where publicly reported information is available to assess the potential needs, revenue and profitability of a client.  We believe that this approach will allow us to focus our sales and marketing efforts.

We expect to finalize our marketing strategies, and hire and train either in house marketing personnel, or engage independent contractors who have expertise in our target markets, at such time as we begin offering our products and services.

Competition

Once we begin our operations we will be engaged in a highly competitive segment and we will compete directly or indirectly with many companies, a number of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.  Our competitors will include a number of large, international companies as well as regional and local companies.  Because of all the inherent limitations with any new organization, there are no assurances that we will ever be able to effectively compete in our target business.

Employees

As of March 31, 2011, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Consultant

In May 2009, we entered into a Consulting Agreement with J.H. Brech, LLC under which it act as a consultant and provides us with a variety of services including strategic planning, assistance in business development, internal capital structuring, and structuring new debt and equity offerings.  J.H. Brech, LLC does not receive compensation under this Agreement, other than reimbursement for expenses. The Agreement continues to be effective until the parties terminate it.

Our History

We were formed as a Texas corporation in November 2003.

ITEM 1.A               RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $2.6 million as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For 2010 we reported a net loss of $224,731 as compared to a net loss of $158,975 for 2009.  We had a working capital deficit of $1,610,077 at December 31, 2010 and we have approximately $2.1 million in liabilities.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us for to satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling approximately $2.1 million at December 31, 2010 which includes $314,753 in accounts payable, $670,905 in accrued expenses and liabilities, which principally includes accrued interest on our various debt obligations, $104,644 representing working capital advances made by a related party, $521,000 in notes payable which are past due and $471,202 in convertible notes payable - related parties which mature between April 10 and April 21, 2012.   We do not have adequate funds to satisfy these obligations. As a result of the defaults, the note holders could enforce their rights under these notes at any time.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, it is unlikely we will be able to continue as a going concern.

WE HAVE CONVERTIBLE DEBT WHICH IS CONVERTIBLE INTO OUR COMMON STOCK.  A CONVERSION OF SUCH DEBT COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2010, we have outstanding convertible promissory notes totaling $471,202 due to J.H. Brech, LLC, a related party, and Mr. Charles J. Webb, its managing partner, which mature between April 10 and April 21, 2012.  These notes, together with accrued interest, are convertible into shares of our common stock in whole or in part at a conversion price of $1.00 per share.  We do not presently have the funds necessary to satisfy these obligations.  Assuming the note holders ultimately determine to convert these notes, of which there are no assurances, when the notes payable are converted into shares of our common stock, this will have a dilutive effect to the holdings of our existing shareholders.

WE HAVE LIMITED HISTORY AND WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

Our company was formed in 2003 but we have yet to begin generating revenues from our operations.  Accordingly, investors have no operating history upon which to evaluate our business model.  There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services.  We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

OUR SOLE OFFICER DOES NOT ALLOCATE HIS FULL TIME TO OUR BUSINESS THEREBY RESULTING IN POTENTIAL CONFLICTS OF INTEREST IN HIS DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, AND THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our sole officer devotes only approximately 5% of his time and attention to our business and he is engaged in other business endeavors which are unrelated to our company.  If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan. We cannot assure you that these potential conflicts of interest will be resolved in our favor.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.  BECAUSE OF THE SIZE OF OUR COMPANY AND THE LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT SHAREHOLDERS.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws.  Generally, small development stage businesses such as ours which for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital.  While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts to date, there are no assurances that we will be successful utilizing these existing sources.  While in October 2009, we engaged a broker dealer and member of FINRA to act as our exclusive referral/placement agent to assist us in raising capital on a best efforts basis, we do not have any commitments to provide additional capital and there are no assurances we will be able to raise capital upon terms which are favorable to our company.  Even if we are able to raise capital, the structure of that capital raise could impact our company and our shareholders in a variety of ways.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  If we do not raise funds as needed, we may not be able to continue to implement our business plan and it is likely that you would lose your entire investment in our company.

PROVISIONS OF OUR ARTICLES OF INCORPORATION MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as maybe determined from time to time by our board of directors. Our board of directors may, without shareholder approval, issue additional classes of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD, BUT TRADING IN THIS SECURITY IS LIMITED, AND TRADING IN THIS SECURITY IS, OR COULD BE, SUBJECT TO THE PENNY STOCK RULES.  BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

Currently, our common stock is quoted on the OTC Bulletin Board.  The market for our common stock is limited and there are no assurances that an active market for our stock will ever develop.  In addition, as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.  SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                  DESCRIPTION OF PROPERTY.

 Our principal executive offices are located at the offices of our J.H. Brech, LLC, a related party which provides consulting services to us.  We do not currently pay monthly rent for the use of the use of this office and the use of these facilities are included in our consulting arrangement with J.H. Brech, LLC.  We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

ITEM 3.                  LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                  (REMOVED AND RESERVED).

PART II

ITEM 5.                  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the over-the-counter market on the OTC Bulletin Board under the symbol IORG.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2009
First quarter ended March 31, 2009	$1.15	$0.30
Second quarter ended June 30, 2009	$0.40	$0.36
Third quarter ended September 30, 2009	$0.47	$0.15
Fourth quarter ended December 31, 2009	$0.74	$0.17

2010
First quarter ended March 31, 2010	$0.60	$0.30
Second quarter ended June 30, 2010	$0.50	$0.30
Third quarter ended September 30, 2010	$0.40	$0.20
Fourth quarter ended December 31, 2010	$0.95	$0.30

The last sale price of our common stock as reported on the OTC Bulletin Board was $1.01 per share on April 8, 2011.  As of March 28, 2011, there were approximately 115 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Texas law, we are prohibited from paying dividends on our common stock if (1) our surplus is less than the amount required by Section 21.313 of the Texas Business Organizations Code to be transferred to stated capital at the time the share dividend is made; or (2) the share dividend will be made to a holder of shares of any other class or series, unless (A)our Articles of Incorporation provide for the dividend; or (B) the share dividend is authorized by the holders of at least a majority of the outstanding shares of the class or series in which the share dividend is to be made.  We have no present intention to declare or pay dividends on shares of our common stock.

Recent Sales of Unregistered Securities

In March 2011 we sold 100,000 shares of our common stock at an offering price of $1.00 per share to an accredited investor in private transactions exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.  We did not pay any commissions or finder’s fees and are using the proceeds for general working capital.

ITEM 6.                  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company that was organized for the purpose of providing internet consulting and "back office" services to other companies.  Our business plan is to become an integrated provider of outsourced IT services, Software as a Service (SaaS) applications, enterprise support, and business process outsourcing services.  Our target market is publicly-traded, emerging growth companies in need of rapidly expanded IT services.  Primarily we intend to focus on publicly traded companies to allow us to evaluate the financial position and business situation of prospective clients due to the inherent transparency required with publicly traded firms.  Our business plan is to deliver services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.  We expect that our outsourcing services segment will provide help desk and infrastructure support around-the-clock for our clients.

We have been exploring consulting services to publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers. The business that has been conducted since January 1, 2011 has been focused on obtaining the licensing for software from a related party which would be crucial for providing the consulting services, as well as researching the viability of pricing structures within the industry. At this time there is one client that has been utilizing the consulting service on a test basis, however, because of the speculative nature of the services, more analysis will be required before any further disclosures are appropriate.

As described later in this section, our ability to fully implement our business plan is dependent both on securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.  During 2011 we expect that our efforts will be focused on parallel courses to achieve both of these goals.  While we have recently raised $100,000 in a private offering, there are no assurances, however, that we will be able to raise all of the necessary capital and without access to funding we will be unable to pursue other aspects of our business development.

Going Concern

We reported a net loss of $224,731 for 2010 and we have incurred net losses of approximately $2.6 million since inception through December 31, 2010.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in addition to the funds necessary to satisfy our existing obligations.  In March 2011 we raised $100,000 in a private placement of our securities and we continue to seek the additional necessary capital.  Given the development stage nature of our company and the current status of the capital markets, there are no assurances we will be able to raise all of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

Our total operating expenses for 2010 increased approximately 61% from 2009.  Included in this increase is an increase of approximately 149% in professional fees from 2009, which represents legal, accounting and consulting fees.  These fees increased in 2010 as a result of one-time fees, together with fees and costs associated with a change of auditors.  This increase was principally offset by decreases in general and administrative expenses of approximately 36% which reflects are efforts at further reducing our expenses while we remain in development stage.

We expect that these expenses will decrease slightly during 2011 as a result of the one-time nature of certain of the expenses in 2010, however, we expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense increased approximately 11% in 2010 as compared to 2009 which reflects notes outstanding for the full 12 month period of 2010.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2010 we had a working capital deficit of $1,610,077 as compared to a working capital deficit of $1,385,725 at December 31, 2009.  Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately 16% at December 31, 2010 from December 30, 2009 primarily related to short-term borrowings from a related party required to fund our ongoing losses.  Accounts payable increased approximately 59% and accrued expenses and liabilities, which primarily includes accrued but unpaid interest on our various debt obligations, increased approximately 47%.  During 2010 we received working capital advances totaling $104,644 from J.H. Brech, LLC, a related party.  These amounts were non-interest bearing and due on demand.   At December 31, 2010 we also owe J.H. Brech, LLC and its managing partner, Mr. Charles J. Webb, an aggregate of $471,202 of principal and $48,047 of accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10 and April 21, 2012.

Our balance sheet at December 31, 2010 includes $486,137 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2010 we have $521,000 principal amount and $136,721 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities in 2010 was $76,172 as compared to net cash used in operating activities of $1,804 in 2009.  During 2010, net cash used in operating activities in 2010 included $379 in depreciation related to office equipment, together with increases in prepaid expenses, accounts payable, accrued expenses offset by a decrease in accrued contingencies.  During 2009, net cash used in operating activities included $14,578 in non-cash expenses associated with the value of common stock issued for services, depreciation, a reserve for doubtful accounts related to fees for consulting services we previously provided and an investment account reserve with an increase in accounts payable and accrued expenses. We did not generate or use any cash from investing activities in either 2010 or 2009.   Net cash provided by financing activities in each of 2010 and 2009 reflects amounts advanced to us by J.H. Brech, LLC, a related party.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  As described elsewhere herein, we need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  In March 2011 we raised $100,000 in a private placement of our securities and we continue to seek the additional necessary capital.  We do not, however, have any agreements or understanding with any third party to provide this financing.  In October 2009, we engaged Europa Securities LLC, a broker dealer and member of FINRA, to act as our exclusive referral/placement agent to assist us in raising capital on a best efforts basis.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the financial statements included in this report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Larry O'Donnell, CPA, PC formerly the independent registered public accountant for our company resigned as our independent registered public accountant on October 26, 2010, purportedly due to his resigning from public audit work.  We subsequently learned that the Public Company Accounting Oversight Board (PCAOB) revoked the registration of Larry O’Donnell, CPA, PC effective December 14, 2010 because of noncooperation with an investigation by the PCAOB. In connection with this action, Mr. O’Donnell was permanently barred from being an associated person of a registered public accounting firm and a civil money penalty of $75,000 was imposed.  As a result of the revocation of registration of Larry O’Donnell, CPA, PC by the PCAOB, we may not include its audit reports in our filings with the Securities and Exchange Commission.  Accordingly, we have requested that the successor audit firm re-audit our 2009 financial statements and its report on our 2010 financial statements included elsewhere herein also includes a report covering our 2009 fiscal year.

On October 26, 2010, our Board of Directors approved the engagement of new auditors, LBB & Associates Ltd., LLP, of Houston, Texas to be our independent registered public accounting firm.  The action to engage new auditors was approved by our Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through June 30, 2010 and through the date of resignation of Larry O’Donnell, CPA, PC, no disagreements existed with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The independent auditor report by Larry O'Donnell, CPA, PC for the fiscal years ended December 31, 2009 and 2008, contained an opinion which included a paragraph discussing uncertainties related to continuation of our company as a going concern.

During our two most recent fiscal years and the subsequent interim period prior to retaining LBB & Associates Ltd., LLP neither we nor anyone on our behalf consulted LBB & Associates Ltd., LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and (2) LBB & Associates Ltd., LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.               Other Information.

None.
PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Position
Russell K. Boyd	40	Chief Executive Officer, President, Chairman of the Board of Directors
Redgie Green	58	Director

Russell K. Boyd.  Mr. Boyd has served has as Chairman of the Board of Directors since November 2004 and as our President and Chief Executive Officer since March 2009.  He has experience in the electronic data processing and consulting industries leading and managing project delivery teams and since October 2008 he has independently contracted his services to the State of Missouri through his consulting firm Rose International as a software specialist.  Previous to this, from February 2000 to April 2008, Mr. Boyd was employed by Electronic Data Systems (EDS) during which worked on a variety of service delivery and consulting projects. Prior to EDS, from January 1996 to February 2000 Mr. Boyd's career consists of progressively broader roles and responsibilities with TIER Technologies, Inc.  He holds a Bachelor of Arts Degree in Computer Information Systems from Tarleton State University.

Mr. Boyd devotes approximately 5% of his time to our business.

Redgie Green.   Mr. Green has served as a member of our Board of Directors since March 2008.  Mr. Green has been co-owner and operator of Green’s B&R Enterprises, a wholesale donut baker, since 1983.  He has been an investor in small capital and high-tech ventures since 1987.  Since October 2010 he has served as Chief Executive Officer and a member of the Board of Directors of Legacy Technology Holdings, Inc. (OTC Pink: LTHO).  Mr. Green has been a member of the Board of Directors of Sun River Energy, Inc. (OTCBB: SNRV) since 1998 and served as its Chief Executive Officer from January 2009 until August 2010.  Mr. Green has been a member of the Board of Directors of International Paintball Association, Inc. since March 2006, and a member of the Board of Directors of Golden Dragon Holding Co. (OTCBB: CCVR) since March 2006.  Mr. Green was a member of the Board of Director of Mountains West Exploration, Inc. (2005 to 2006), Arcland Energy Corp. (OTCBB: ACLY) (2005 to 2006), ASPI Inc. (OTCBB: ASZP) (2006 to 2009), Performing Brands, Inc. (OTCBB: PFOB) (2006 to 2007) and QuickByte Software, Inc. (OTCBB: QBYT) (2007 to 2008) Mr. Green received a B.S. in Business Administration from the University of Colorado.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We believe that each of our Board member’s unique qualifications and professional experience make them well suited to serve on our Board during our development stage activities. The Board considered the following unique experience of each of our directors in making its determination.  In addition to the each of the individual skills and background described below, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors on numerous issues facing our company and on the development and execution of our strategy.

Russell K. Boyd.  The Board viewed favorable Mr. Boyd’s consulting experience and his organizational and management skills together with the perspective that such operational experiences bring to the overall development of our company.

Redgie Green.  The Board viewed favorably Mr. Green’s extensive experience as a member of Boards of Directors of other public companies and his experience as an investor which it believes improves the Board’s ability to operate as an early stage small public company.

Mr. Boyd serves as both our Chief Executive Officer and as one of the two members of our Board of Directors.  Mr. Green is considered an independent director, but we do not have a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we are a development stage company with limited operations, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, our Board seeks to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•           understands generally accepted accounting principles and financial statements,
•           is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•           has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•           understands internal controls over financial reporting, and
•           understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

In 2007, our Board of Directors adopted a Code of Business Conduct which applies to our directors, officers, employees and representatives.  The Code of Business Conduct sets forth guidelines for public communications, conflicts of interest policies, anti-competitive activities, our policies regarding confidential and proprietary information, information on insider trading restrictions and policies regarding financial investments by the covered persons, and includes a code of ethics for our employees.   In 2007 our Board also adopted a Code of Ethics that applies to our Board members and sets out our policies related to conflicts of interest, confidentiality, legal compliance, competition and corporate opportunities, and reporting illegal or unethical behavior.  Lastly, in 2007 our Board also adopted a Code of Ethics for Financial Professionals which provides additional guidelines for chief executive officer, chief financial officer, controller and any other person providing similar functions to us. We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010.

Director Compensation

The amount of compensation paid to our directors for their services is currently $500 for each meeting attended.  The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the “Summary Executives Compensation Table” during 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Russell K. Boyd	500	0	0	0	0	0	500
Redgie T. Green	500	0	0	0	0	0	500
Malcolm C. Davenport, V	500	0	0	0	0	0	500

ITEM 11.                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2010 and 2009 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen-s ation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Russell K. Boyd, Chief Executive Officer	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

How Mr. Boyd’s compensation is determined

Mr. Boyd, who has served as our CEO since March 2009, is not a party to an employment agreement with our company.  The amount of compensation payable to Mr. Boyd can be increased at any time upon the determination of our Board of Directors, of which he is one of three members.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Russell K. Boyd	0	0	0	0	0	0	0	0	0

INTREorg Systems, Inc. 2010 Stock Option and Award Incentive Plan

On June 29, 2010 our shareholders approved the adoption of our 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to our directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the “Stock Option Committee”), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At December 31, 2010 we had not made any grants under the Plan.  Proportionate adjustments will be made to the number of shares of common stock subject to the Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the Stock Option Committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of the participant’s option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the Plan. As of the date of this prospectus, no awards have been made under the Plan.  The Stock Option Committee (or in its absence, the Board) has the authority to modify an existing option, interpret the Plan, adopt rules and procedures relating to the administration of the Plan, and make any modifications to the Plan as are necessary to effectuate the intent of the Plan as a result of any changes in the tax, accounting, or securities laws treatment of participants and the Plan.

From time to time, the Stock Option Committee will recommend to the Board individuals that the Stock Option Committee believes should receive options, the amount of shares of common stock the Stock Option Committee believes should be subject to such option, and  whether the option should be a qualified or nonqualified  option.  The Board will consider, but need not accept, the Stock Option Committee’s grant recommendations.  The Board may grant nonqualified stock options or incentive stock options to purchase shares of common stock.  Any person who is not an employee on the effective date of the grant of an option to such person may be granted only a nonstatutory stock option.  Moreover, to the extent that options designated as incentive stock options become exercisable by a participant for the first time during any calendar year for stock having a fair market value greater than $100,000, the portions of such options that exceed such amount will be treated as nonstatutory stock options.  The Plan does not provide for stock appreciation rights.

The Stock Option Committee, subject to approval by the Board, will determine the number and exercise price of options, and the time or times that the options become exercisable.  The term of an option will also be determined by the Stock Option Committee, subject to approval by the Board, provided that the term of a stock option may not exceed 10 years from the date of grant.

Each stock option agreement will specify the date when all or any installment of the option becomes exercisable.  In the case of an optionee who is not an officer of our company, a director or a consultant, an option will become exercisable at a rate of no more than 25% per year over a four-year period commencing on January 1 following the date of grant and 25% each year thereafter on January 1. Subject to the preceding sentence, the exercise provisions of any stock option agreement will be determined by the administrator, in its sole discretion.  The option exercise price may be paid in cash, by check or in such other form of lawful consideration including promissory notes or shares of common stock then held by the participant.  Each option agreement will specify the vesting and exercisability, in whole or in part.

The Plan provides that in the event of a sale us of all or substantially all of our assets, a merger of our company with another company, the sale or issuance of more than 50% of our total issued and outstanding voting stock to another party or parties in a single transaction or in a series of related transactions, resulting in a change of control of our company, or a similar business combination or extraordinary transaction involving our company, all outstanding options granted to any officer, director, or employee of or key consultant to our company which have not vested will accelerate to a date at least 10 business days prior to the closing date of such sale or similar business combination or extraordinary transaction.  The exercise of options the vesting of which has accelerated accordingly will not be effective until the closing date of an extraordinary transaction or business combination.  Such vested options will terminate on the date of the closing of the event causing the vesting of the options to accelerate.  The vesting of the options is conditioned upon the closing of the transaction that causes the vesting of the options to accelerate.  If the transaction does not close within 30 days from the acceleration date, then the vesting of the accelerated options will not be effective, and the options will revert to their original vesting schedule, subject to acceleration again in accordance with the Plan if another extraordinary transaction or business combination is proposed and closed.

The stock option agreement will specify the term of the option. No option may be exercised after the expiration of 10 years after the date the option is granted.  Unless otherwise provided in the stock option agreement, no option may be exercised:

•	three months after the date the optionee’s service with us terminates if the termination is for any reason other than death, disability or cause,
•	one year after the date the optionee’s service with us terminates if the termination is a result of death or disability, and
•	if the optionee’s service with us terminates for cause, all outstanding options granted to the optionee will expire as of the commencement of business on the date of the termination.

Except as provided in the Plan a participant may not assign, sell or transfer options or other rights, in whole or in part, other than by testament or by operation of the laws of descent and distribution.

The Board may amend or discontinue the Plan at any time subject to certain restrictions set forth in the Plan. No amendment or discontinuance may adversely affect any previously granted option award without the consent of the recipient.

To the extent that a stock option agreement or stock purchase agreement so provides, in the discretion of the administrator, upon such terms as the administrator shall approve, all or a portion of the exercise price or purchase price (as the case may be) of shares issued under the Plan may be paid with a full-recourse promissory note. However, in the event there is a stated par value of the shares and applicable law requires, the par value of the shares, if newly issued, shall be paid in cash or cash equivalents.  The shares shall be pledged as security for payment of the principal amount of the promissory note and interest thereon, and held in our possession until the amounts are repaid in full.  The interest rate payable under the terms of the promissory note shall not be less than the minimum rate (if any) required to avoid the imputation of additional interest under the Internal Revenue Code. Subject to the foregoing, the administrator (at its sole discretion) shall specify the term, interest rate, amortization requirements (if any) and other provisions of such note. Unless the administrator determines otherwise, shares of stock having a fair market value at least equal to the principal amount of the loan shall be pledged by the holder to us as security for payment of the unpaid balance of the loan and such pledge shall be evidenced by a pledge agreement, the terms of which shall be determined by the administrator, in its discretion;  provided, however, that each loan shall comply with all applicable laws, regulations and rules of the Board of Governors of the Federal Reserve System and any other governmental agency having jurisdiction.

Following a termination of the participant’s service with us the repurchase right may be exercisable at a price equal to:

•	the fair market value of vested stock or, in the case of exercisable options, the fair market value of the stock underlying such unexercised options less the exercise price, or
•
the purchase price or exercise  price, as the case may be, of  unvested stock; provided, however, the right to repurchase  unvested stock as described in the Plan shall lapse at a rate of at least 33.33% per year over three years from the date the right is granted.

A repurchase right may be exercised only within 90 days after the termination of the participant’s service (or in the case of stock issued upon exercise of an option or after the date of termination or the purchase of stock under a stock purchase agreement after the date of termination, within 90 days after the date of the exercise or Stock purchase, whichever is applicable) for cash or for cancellation of indebtedness incurred in purchasing the shares.

Each stock option agreement and stock purchase agreement will provide that the repurchase rights and first refusal rights shall have no effect with respect to, or shall lapse and cease to have effect when the issuer’s securities become publicly traded or a determination is made by our counsel that such repurchase rights and first refusal rights are not permitted under applicable federal or state securities laws.

Each stock option agreement and stock purchase agreement will provide that, in connection with any underwritten public offering by us of our equity securities pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, including our initial public offering, the participant will agree not to sell, make any short sale of, loan, hypothecate, pledge, grant any option for the repurchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of the foregoing transactions with respect to any stock without our prior written consent, for such period of time from and after the effective date of such  registration statement as may be requested by us or our underwriters.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 28, 2011, we had 10,341,016 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Russell K. Boyd (1)	1,434,000	13.8%
Redgie Green	25,000	<1%
All officers and directors as a group (two persons) (1)	1,459,000	14.0%
J.H. Brech, LLC (2)	496,496	4.5%

1           The number of shares beneficially owned by Mr. Boyd includes 900,000 shares held of record by Christy McMillian as Dependent Administrator for the Estate of Alton K. Smith over which Mr. Boyd has a proxy.

2           The number of shares owned by J. H. Brech, LLC includes:

•           3,000 shares which are presently outstanding, and

•           493,496 shares issuable upon the conversion of $441,360 principal amount approximately and $52,136 of accrued interest due at March 31, 2011 under convertible promissory notes which are convertible into shares of our common stock at a conversion price of $1.00 per share.

J.H. Brech, LLC’s address is 2600 E. Southlake Boulevard, Suite 120-366, Southlake, TX 76092.  Mr. Charles J. Webb is managing partner of J.H. Brech, LLC and holds voting and dispositive control over shares of our common stock owned by that entity.  The number of shares owned beneficially by J.H. Brech, LLC excludes shares owned individually by Mr. Charles J. Webb, it managing partner.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	0	n/a	n/a
Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At December 31, 2010 we owe J.H. Brech, LLC, a related party, the principal amount of $406,961 under the terms of a convertible promissory note issued in April 2009.  We issued the note in payment of accrued fees due it as compensation under a consulting agreement.  The convertible note, which is due on April 10, 2011, accrues interest at a rate of 6% per year and is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share.  Accrued interest at December 31, 2010 was $42,146.  In April 2011 the maturity date of this note was extended for one year.

At December 31, 2010 we also owe J.H. Brech, LLC the principal amount of $34,400 under a convertible promissory note issued in April 2009 in satisfaction of payables due that entity for funds advanced to us for working capital.  The convertible note, which is due on April 10, 2011, accrues interest at a rate of 6% per year and is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share.  Accrued interest at December 31, 2010 was $3,316. In April 2011 the maturity date of this note was extended for one year.

At December 31, 2010 we owed Mr. Charles J. Webb, the managing partner of J.H. Brech, LLC the principal amount of $29,841.56 under a convertible promissory note issued in April 2009 in satisfaction of payables due him for funds advanced to us for working capital.  The convertible note, which is due on April 21, 2011, accrues interest at a rate of 6% per year and is convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share.  Accrued interest at December 31, 2010 was $3,036. In April 2011 the maturity date of this note was extended for one year.

From time to time J.H. Brech, LLC, a related party, has advanced us funds for general working capital.  At December 31, 2010 we owed that company $104,644.  These advances are non-interest bearing and due on demand.

Director Independence

Mr. Green is considered an “independent” director within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2010 and Larry O’Donnell, CPA PC served as our independent registered public accounting firm for 2009.  The following table shows the fees that were billed for the audit and other services provided by these firms for 2010 and 2009.

	2010	2009

Audit Fees	$14,835	$5,620
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$14,835	$5,620

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The amount of audit fees for 2010 includes amounts billed by LBB & Associates, Ltd., LLP to reaudit our 2009 financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to our Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Form of Convertible Promissory Note in the principal amount of $406,960.90 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC *
10.2	Form of Convertible Promissory Note in the principal amount of $29,841.56 dated April 21, 2009 from INTREorg Systems, Inc. to Charles J. Webb *
10.3	Form of Convertible Promissory Note in the principal amount of $34,400 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC and form of extension*
10.4	Consulting Agreement dated May 15, 2009 by and among INTREorg Systems, Inc. and J.H. Brech LLC. (3)
10.5	INTREorg Systems, Inc. 2010 Stock Option and Award Incentive Plan (2)
10.6	Form of bridge note and forms of extension agreements *
10.7	Funding/Financing Referral/Placement Agency Agreement with Europa Securities, LLC. (4)
10.8	Form of extension for J.H. Brech notes *
14.1	Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended.
(2)	Incorporated by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on June 7, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on May 26, 2009.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on October 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.
April 13, 2011	By: /s/ Russell K. Boyd
Russell K. Boyd, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Russell K. Boyd Russell K. Boyd	Chairman of the Board, Chief Executive Officer, President, director, principal executive officer and principal financial and accounting officer	April 13, 2011
/s/ Redgie Green Redgie Green	Director	April 13, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Intreorg Systems, Inc.
(A Development Stage Company)
Southlake, Texas

We have audited the accompanying balance sheets of Intreorg Systems, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intreorg Systems, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
April 7, 2011

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2010	2009
ASSET:

Current Assets
Cash	$52	$13
Prepaid expenses	1,173	-
Total Current Assets	1,225	13

Furniture and fixtures - net	-	379

TOTAL ASSETS	$1,225	$392

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Cash overdraft	$-	$54
Accounts payable	314,753	221,035
Accrued interest and other liabilities	184,768	116,004
Accrued contingencies	486,137	499,266
Advances - related party	104,644	28,379
Notes payable	521,000	521,000
Total Current Liabilities	1,611,302	1,385,738

Long-Term Liabilities
Convertible promissory notes - related party	471,202	471,202
Total Liabilities	2,082,504	1,856,940

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at December 31, 2010 and 2009	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,320,016 shares issued and outstanding
at December 31, 2010 and 2009	559,455	559,455

Deficit accumulated during the development stage	(2,640,734)	(2,416,003)

Total stockholders' deficit	(2,081,279)	(1,856,548)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,225	$392

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations

			November 3, 2003
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
			(Unaudited)
Revenue	$-	$-	$750

Depreciation	379	9,828	15,585
General and administrative	155,535	87,265	2,498,639

Total Expenses	155,914	97,093	2,514,224

Operating Loss	(155,914)	(97,093)	(2,513,474)

Other Income / (Expense)

Forgiveness of debt	-	-	135,750
Settlement agreements	-	-	36,653
Interest Income	-	-	356
Miscellaneous expense	-	-	(5,857)
Interest Expense	(68,817)	(61,882)	(294,162)

Total other income / (expense)	(68,817)	(61,882)	(127,260)

Net Loss	$(224,731)	$(158,975)	$(2,640,734)

Net Loss per share of common stock	$(0.02)	$(0.02)
Weighted average number of common
shares outstanding	10,320,016	10,310,728

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows

			November 3, 2003
	For the Years Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
			(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(224,731)	$(158,975)	$(2,640,734)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock issued for services	-	3,750	258,855
Depreciation	379	9,828	16,372
Allowance for doubtful accounts	-	7,261	-
Reserve for investment		1,000	1,000
Changes in operating assets and liabilities
(Increase) prepaid expenses	(1,173)	-	(1,173)

Increase in accounts payable and accrued expenses	162,482	135,332	970,723

Increase / (decrease) in accrued contingencies	(13,129)	-	486,137

Net Cash Flows Used by Operating Activities	(76,172)	(1,804)	(908,820)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft	(54)	54	-
Increase / (decrease) in loans payable		-	521,000
Increase / (decrease) in related party advances	76,265	(1,567)	104,644

Issuance of Preferred A Stock	-	-	247,100
Issuance of Common Stock	-	-	53,500

Net Cash Flows Provided by Financing Activities	76,211	(1,513)	926,244

Net (Decrease) Increase in Cash	39	(3,317)	52

Cash at Beginning of Period	13	3,330	-

Cash at End of Period	$52	$13	$52

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008

Cash paid for taxes	-	-	-

Non cash transactions
Issuance of convertible notes in settlement of accounts payable	-	$471,202	$471,202

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
(A Development Stage Enterprise)
Statements of Stockholders' Equity (Deficit)
From November 3, 2003 (Inception) through December 31, 2010

					Deficit
					Accum. During
	Common Stock		Preferred A Stock		the Development
	# of Shares	Amount	# of Shares	Amount	Stage	Totals

Balance - November 3, 2003	-	$-	$-	$-	$-	$-
Stock issued for cash	1,000,000	5,000				5,000
Net Loss for period		-			(3,325)	(3,325)
Balance - December 31, 2003 (Unaudited)	1,000,000	5,000	-	-	(3,325)	1,675

Stock issued for cash	33,000	16,500	169,100	169,100		185,600
Stock issued for services	145,833	729				729
Stock issued for compensation	448,333	13,518				13,518
Net Loss for period					(605,823)	(605,823)
Balances - December 321, 2004 (Unaudited)	1,627,166	35,747	169,100	169,100	(609,148)	(404,301)

Stock issued for cash	64,000	32,000	76,000	76,000		108,000
Stock issued for services	297,000	8,850				8,850
Stock issued for compensation	61,000	30,500				30,500
Stock issued for interest	990,000	9,900	2,000	2,000		11,900
Net Loss for period					(657,305)	(657,305)
Balances - December 31, 2005 (Unaudited)	3,039,166	116,997	247,100	247,100	(1,266,453)	(902,356)

Stock issued for services	250,000	125,000				125,000
Stock issued for interest	1,831,250	18,313				18,313
Net Loss for period					(313,399)	(313,399)
Balances - December 31, 2006 (Unaudited)	5,120,416	260,310	247,100	247,100	(1,579,852)	(1,072,442)

Stock issued for services	812,000	8,120				8,120
Stock issued for interest	2,635,000	26,350				26,350
Net Loss for period					(383,975)	(383,975)
Balances - December 31, 2007 (Unaudited)	8,567,416	294,780	247,100	247,100	(1,963,827)	(1,421,947)

Stock issued for services	625,000	6,250				6,250
Stock issued for interest	757,500	7,575				7,575
Convert preferred to common	247,100	247,100	(247,100)	(247,100)		-
Reconciliation differences	108,000	-	-	-	1,400	1,400
Net Loss for period					(294,601)	(294,601)
Balances - December 31, 2008 (Unaudited)	10,305,016	555,705	-	-	(2,257,028)	(1,701,323)

Stock issued for services	15,000	3,750				3,750
Net Loss for period					(158,975)	(158,975)
Balances - December 31, 2009	10,320,016	559,455	-	-	(2,416,003)	(1,856,548)

Net Loss for period	-	-	-	-	(224,731)	(224,731)
Balances - December 31, 2010	10,320,016	$559,455	-	$-	$(2,640,734)	$(2,081,279)

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1.      ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December 31st.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,610,077 at December 31 2010. During the year ended December 31, 2010, the Company did not generate any revenues. At December 31, 2010, the Company had a deficit accumulated during its development stage of $2,640,734.

The Company is in the development stage and has not earned revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to raise the necessary capital to further implement its business plan,  launch its operations and ultimately achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments, with an original maturity of three months or less, to be cash equivalents.

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period. This number has not been adjusted for outstanding options since the effect would be anti-dilutive.

Furniture and Fixtures

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the useful life of the assets.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1.      ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

Summary of Significant Accounting Policies (Continued)

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2.       ACCRUED EXPENSES AND LIABILITIES.

At December 31, 2010 accrued expenses and liabilities is comprised accrued interest of $184,768.  At December 31, 2009 expenses and liabilities is comprised accrued interest of $116,004.

NOTE 3.       ADVANCES– RELATED PARTY.

During the years ended December 31, 2010 and 2009 a related party is owed $104,644 and $28,379, respectively for amounts advanced to the Company for working capital expenses. The amounts are non interest bearing, unsecured and payable upon demand.

NOTE 4.       ACCRUED CONTINGENCIES.

At December 31, 2010 and 2009, management estimates there is a potential liability $486,137 and $499,266, respectively, related to the operations under the former management of the Company.  The contingent amounts relate primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2010 or since, through the date of these financial statements.

NOTE 5.       NOTES PAYABLE.

Prior to the year ended December 31, 2008, the Company raised $577,886 in bridge loans to provide working capital for its operations. These loans carry interest rates from 6% to 10% per annum and had due dates between 90 and 180 days. The note holders received shares of the Company’s common stock in an amount equal to one share for each $0.10 of the principal amount of the note.   Prior to January 1, 2009, the note holders were also issued shares of the Company's common stock in equal amount to the interest accrued for extensions on the payment of the notes. Accrued interest at December 31, 2010 and 2009 amounted to $136,721 and $96,176, respectively.  As of December 31, 2010 and 2009 all of the Company’s notes payable are past due.

NOTE 6.       CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

On September 1, 2004, the Company entered into a Consulting Agreement with J.H. Brech, a related party, for services. Under the Consulting Agreement, the Company incurred service fees totaling $406,961, which was unpaid at April 10, 2009.  On April 10, 2009, the Company entered into a Commercial Convertible Promissory Note in the principal amount of $406,961 with J.H. Brech converting all amount due it into long-term debt.

On April 21, 2009, the Company entered into a second Commercial Convertible Promissory Note in the principal amount of $34,400 with J.H. Brech converting all payable due the related party into long-term debt.

On April 21, 2009, the Company entered into a third Commercial Convertible Promissory Note in the principal amount of $29,842 with  J.H. Brech converting all payables due to the related party into long-term debt.

Each of the above notes are due on April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued interest on all of the notes at December 31, 2010 and 2009 totaled to $48,047 and $19,775, respectively.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 7.       CAPITAL STOCK TRANSACTIONS.

During the year ended December 31, 2010 the Company did not issue any shares of its common stock.

During the year ended December 31, 2009, the Company issued 15,000 shares of common stock valued at $3,750 for consulting services.

NOTE 8.       COMMITMENTS.

On May 15, 2009 the Company entered into a Consulting Agreement with J.H. Brech, LLC, a related party.  Under the terms of this agreement, J.H. Brech, LLC provides the Company with a variety of consulting services including consulting with the Company on capital raising and business development strategies.  As compensation for its services, the Company reimburses the consultant for pre-approved reasonable and necessary expenses incurred by it in providing the services to the Company.  The agreement remains in effect until terminated and it may be terminated by either party at any time.  In 2010 and 2009, the Company owed J.H. Brech, LLC  $104,644 and $28,379, respectively, under the terms of this agreement.

NOTE 9.       2010 STOCK OPTION AND AWARD INCENTIVE PLAN.

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At December 31, 2010 the Company has not made any grants under the Plan.

NOTE 10.     INCOME TAXES.

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The income tax benefit for the period ending December 31, 2010 and 2009 was approximately $76,000 and $54,000, respectively, offset by changes in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.  At December 31, 2010 Intreorg had an unused net operating loss carry over approximating $900,000 that is available to offset future taxable income, it expires beginning 2025.

NOTE 11.     SUBSEQUENT EVENT.

In March 2011 the Company sold 100,000 shares of common stock for $100,000 ($1.00 per share) in a private placement.