Form 10-Q
period 2011-03-31
INTREorg SYSTEMS INC.
filed 2011-05-13
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53262

INTREorg Systems, Inc.
(Name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(817) 491-8611
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,320,016 shares of common stock are issued and outstanding as of May 10, 2011.

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2011” refers to the three months ended March 31, 2011, “First Quarter 2010” refers to the three months ended March 31, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.   The information which appears on our website at www.intreorg.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                  Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS:

Current Assets:
Cash	$25,052	$52
Prepaid expenses	-	1,173
Total Current Assets	25,052	1,225

Furniture and fixtures - net

TOTAL ASSETS	$25,052	$1,225

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$346,845	$314,753
Accrued interest and other liabilities	201,671	184,768
Accrued contingencies	486,137	486,137
Advances - related party	113,439	104,644
Notes payable	521,000	521,000
Total Current Liabilities	1,669,092	1,611,302

Long-Term Liabilities
Convertible promissory notes - related party	471,202	471,202
Total Liabilities	2,140,294	2,082,504

Commitments and Contingencies

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized,
none issued and outstanding	-	-

Common Stock, no par value; 10,000,000 shares authorized
10,320,016 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	559,455	559,455

Additional paid in capital	25,000	-

Deficit accumulated during the development stage	(2,699,697)	(2,640,734)

Total stockholders' deficit	(2,115,242)	(2,081,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,052	$1,225

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Revenue	$-	$-	$750

Depreciation	-	-	15,585
General and administrative	42,060	26,081	2,540,699

Total Expenses	42,060	26,081	2,556,284

Net Operating Loss	(42,060)	(26,081)	(2,555,534)

Other Revenue / (Expense)

Forgiveness of debt	-	-	135,750
Settlement agreements	-	-	36,653
Interest Income	-	-	356
Miscellaneous expense	-	-	(5,857)
Interest Expense	(16,903)	(16,903)	(311,065)

Total other revenue / (expense)	(16,903)	(16,903)	(144,163)

Net Loss	$(58,963)	$(42,984)	$(2,699,697)

Net Income/Loss per share of common stock	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	10,320,016	10,320,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net Loss	$(58,963)	$(42,984)	$(2,699,697)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock issued for services	-	-	258,855
Depreciation	-	150	16,372
Reserve for investment		-	1,000
Changes in operating assets and liabilities			-
(Increase) decrease in prepaid expenses	1,173	-	-
Increase in accounts payable and accrued expenses	48,995	42,834	1,019,718
Increase / (decrease) in accrued contingencies	-	-	486,137

Net Cash Flows Used by Operating Activities	(8,795)	-	(917,615)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	-	(16,372)
Acquisition of investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Increase / (decrease) in loans payable	-	-	521,000
Increase / (decrease) in related party advances	8,795	-	113,439
Proceeds from sale of common stock	25,000	-	25,000
Issuance of Preferred A Stock	-	-	247,100
Issuance of Common Stock	-	-	53,500

Net Cash Flows Provided by Financing Activities	33,795	-	960,039

Net (Decrease) Increase in Cash	25,000	-	25,052

Cash at Beginning of Period	52	13	-

Cash at End of Period	$25,052	$13	$25,052

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Accounts payable converted to Convertible Notes Payable	$-	$471,202	$471,202

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Unaudited)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company's 10-K for the year ended December 31, 2010, filed on April 14, 2011, should be read in conjunction with this report.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Development Stage Company

The Company has not earned significant revenues from limited principal operations.  Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

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

Development Stage Company

The Company has not earned significant revenues from limited principal operations.  Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

NOTE 2.               RELATED PARTY TRANSACTIONS.

At March 31, 2011, the Company owes a related party $113,439 for amounts advanced to the Company for working capital expenses. The amounts are non interest bearing, unsecured and payable upon demand. $8,795 was advanced under this arrangement during the current quarter.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2011
(Unaudited)

NOTE 2.               RELATED PARTY TRANSACTIONS (continued).

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at March 31, 2011 totaled $55,405.

On May 15, 2009 the Company entered into a Consulting Agreement with J.H. Brech, LLC, a related party.  Under the terms of this agreement, J.H. Brech, LLC provides the Company with a variety of consulting services including consulting with the Company on capital raising and business development strategies.  As compensation for its services, the Company reimburses the consultant for pre-approved reasonable and necessary expenses incurred by it in providing the services to the Company.  The agreement remains in effect until terminated and it may be terminated by either party at any time.  At March 31, 2011, the Company owed J.H. Brech, LLC $113,439 and $104,644, respectively, under the terms of this agreement.

NOTE 4.               NOTES PAYABLE.

The Company’s notes payable totaling $521,000 bear interest at per annum rates from 6% to 10%. Accrued and unpaid interest at March 31, 2011 is $146,266 and is included with Accrued interest and other liabilities in the accompanying financial statements.  As of March 31, 2011, all of the Company’s notes payable are past due.

NOTE 5.               CAPITAL STOCK TRANSACTIONS.

During the three months ended March 31, 2011 the Company received a $25,000 for 25,000 shares of common stock at $1.00 per shares. The Company issued the shares of common stock in April 2011.

 2010 Stock Option and Award Incentive Plan

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At March 31, 2011 the Company has not made any grants under the Plan.

NOTE 6.               COMMITMENTS AND CONTINGENCIES.

Accrued Contingency

At March 31, 2011, management estimates there is a potential liability $486,137, related to the operations under the former management of the Company.  The contingent amounts relate primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of March 31, 2011 or since, through the date of these financial statements.

NOTE 7.               SUBSEQUENT EVENT.

In April 2011 the Company sold 75,000 shares of common stock for $75,000 ($1.00 per share) in a private placement.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have been exploring consulting services to publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers. During the First Quarter 2011 our efforts have been focused on obtaining the licensing for software from a related party which would be crucial for providing the consulting services, as well as researching the viability of pricing structures within the industry. At this time there is one client that has been utilizing the consulting service on a test basis, however, because of the speculative nature of the services, more analysis will be required before any further disclosures are appropriate.

As described later in this section, our ability to fully implement our business plan is dependent both on securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.  During 2011 we expect that our efforts will be focused on parallel courses to achieve both of these goals.  There are no assurances, however, that we will be able to raise the necessary capital and without access to funding we will be unable to pursue other aspects of our business development.

Going Concern

We reported a net loss of $58,963 for the First Quarter 2011 and we have incurred net losses of approximately $2.7 million since inception through March 31, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties and proceeds from the sale of our equity.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in addition to the funds necessary to satisfy our existing obligations.  We raised $100,000 of this amount during March 2011 and April 2011.  Given the development stage nature of our company and the current status of the capital markets, however, there are no assurances we will be able to raise the balance of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

Our total operating expenses for the First Quarter 2011 increased approximately 61% from the First Quarter 2010.  The increase in the 2011 period is primarily attributable to increases in accounting fees related principally related timing for fees for the audit of our 2010 financial statements, together with a one-time charge of $1,500 related to a quote feed for our website.  While we expect that these expenses will decrease slightly during the balance of 2011 as a result of the one-time nature of certain of the expenses, we expect general and administrative expenses will increase significantly once we begin to further implement our business plan.  We are unable, however, at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2011 we had a working capital deficit of $1,644,040 as compared to a working capital deficit of $1,610,077 at December 31, 2010.  We have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately 4% at March 31, 2011 from December 30, 2010 primarily related to amounts due a related party and our lack of sufficient working capital.  Accounts payable increased approximately 11% and accrued expenses and liabilities, which primarily include accrued but unpaid interest on our various debt obligations, increased approximately 9%.  At March 31, 2011 we also owed two related parties, including J.H. Brech, LLC and its managing partner, Mr. Charles J. Webb, an aggregate of $471,202 of principal and $55,405 of accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10 and April 21, 2012.

Our balance sheet at March 31, 2011 includes $486,137 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2011 we have $521,000 principal amount and $146,266 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used by operating activities in the First Quarter 2011 was $8,795 as compared to net cash used in operating activities of $0 in the First Quarter 2010.  During the First Quarter 2011, net cash used in operating activities included a decrease in prepaid expenses offset by an increase in accounts payable and accrued expenses.  During the First Quarter 2010, net cash used in operating activities included $150 in depreciation expense and an increase in accounts payable and accrued expenses.   Net cash provided by financing activities in the First Quarter 2011 reflects $25,000 in proceeds received from the sale of securities and an increase in related party advances.  We did not generate or use any cash from financing activities in the First Quarter 2010, nor did we did generate or use any cash from investing activities in either First Quarter 2011 or First Quarter 2010.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  During March 2010 and April 2010 we sold raised $100,000 through the sale of our common stock in a private transaction, but we will need to raise and additional $400,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not have any agreements or understanding with any third party to provide this financing.  In October 2009, we engaged Europa Securities LLC, a broker dealer and member of FINRA, to act as our exclusive referral/placement agent to assist us in raising capital on a best efforts basis.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

A summary of significant accounting policies is included in Note 1 to the financial statements included elsewhere in this report.  Our management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

None.

Item 1A.               Risk Factors.

Not applicable for a smaller reporting company.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  (Removed and Reserved).

Item 5.                  Other Information.

None.

Item 6.                  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREorg Systems, Inc.
May 12, 2011	By: /s/ Russell K. Boyd
Russell K. Boyd, Chief Executive Officer