Form 10-Q
period 2011-06-30
INTREorg SYSTEMS INC.
filed 2011-08-16
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,480,016 shares of common stock are issued and outstanding as of August 15, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2011” refers to the three months ended June 30, 2011, “Second Quarter 2010” refers to the three months ended June 30, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.   The information which appears on our website at www.intreorg.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.       Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:

Current Assets:
Cash	$1,542	$52
Prepaid expenses	-	1,173
Total Current Assets	1,542	1,225

TOTAL ASSETS	$1,542	$1,225

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$323,469	$314,753
Accrued interest and other liabilities	218,762	184,768
Accrued contingencies	483,237	486,137
Revolving line of credit - related party	121,489	104,644
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,202	-
Total Current Liabilities	2,139,159	1,611,302

Long-Term Liabilities
Convertible promissory notes - related party	-	471,202
Total Liabilities	2,139,159	2,082,504

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized,
none issued and outstanding	-	-

Common Stock, no par value; 10,000,000 shares authorized
10,460,016 and 10,320,016 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	702,455	559,455

Additional paid in capital	33,080	-

Deficit accumulated during the development stage	(2,873,152)	(2,640,734)

Total stockholders' deficit	(2,137,617)	(2,081,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,542	$1,225

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$750

Depreciation	-	150	-	300	15,585
General and administrative	156,364	39,304	198,423	65,361	2,697,062

Total Expenses	156,364	39,454	198,423	65,661	2,712,647

Operating Loss	(156,364)	(39,454)	(198,423)	(65,661)	(2,711,897)

Other Income / (Expense)

Forgiveness of debt	-	-	-	-	135,750
Settlement agreements	-	-	-	-	36,653
Interest Income	-	-	-	-	356
Miscellaneous expense	-	-	-	-	(5,857)
Interest Expense	(17,091)	(17,091)	(33,995)	(33,995)	(328,157)

Total other Income / (expense)	(17,091)	(17,091)	(33,995)	(33,995)	(161,255)

Net Loss	$(173,455)	$(56,545)	$(232,418)	$(99,656)	$(2,873,152)

Net Income/Loss per share of common
stock	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Weighted average number of common
shares outstanding	10,413,423	10,320,016	10,366,977	10,320,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net Loss	$(232,418)	$(99,656)	$(2,873,152)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock and warrants for services	76,080	-	334,935
Depreciation	-	300	16,372
Reserve for investment		-	1,000
Changes in operating assets and liabilities			-
(Increase) decrease in prepaid expenses	1,173	(1,719)	-
Increase in accounts payable and accrued expenses	42,710	100,968	1,013,433
Increase / (decrease) in accrued contingencies	(2,900)	-	483,237

Net Cash Flows Used by Operating Activities	(115,355)	(107)	(1,024,175)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	-	(16,372)
Acquisition of investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft	-	94	-
Increase / (decrease) in loans payable	-	-	521,000
Increase / (decrease) in related party revolving line of credit	16,845	-	121,489
Proceeds from sale of common stock	100,000	-	153,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	116,845	94	1,043,089

Net (Decrease) Increase in Cash	1,490	(13)	1,542

Cash at Beginning of Period	52	13	-

Cash at End of Period	$1,542	$-	$1,542

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$-	$471,202

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Unaudited)

NOTE 1.	ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December 31st.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NOTE 2.                      RELATED PARTY TRANSACTIONS.

On June 19, 2011 the Company entered into a revolving line of credit with J.H. Brech, LLC, a related party, to provide access to funding for our operations.  Under the terms of the 8% revolving credit note, we have access of up to $500,000.  Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on the earlier of:

•	June 19, 2014, or
•	the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Unaudited)

NOTE 2.                      RELATED PARTY TRANSACTIONS (continued).

At the Company’s sole discretion, we can pay the interest in shares of our common stock valued as follows:

•
if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly the Pink Sheets), interest shares are valued at the greater of $1.00 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•
if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

The Company may prepay the note at any time without penalty.  Upon an event of default, J.H. Brech, LLC has the right to accelerate the note.  Events of default include:

•           our failure to pay the interest and principal when due,

•           a default by us under the terms of the note,

•           appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•           a liquidation of our company or a sale of all or substantially all of our assets, or

•           a change of control of our company as defined in the note.

At June 30, 2011, the Company owes this related party $121,489 for amounts advanced to the Company for working capital expenses. During the six months ended June 30, 2011 $16,845 was advanced under this arrangement.

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at June 30, 2011 totaled $62,388.

On May 15, 2009 the Company entered into a Consulting Agreement with J.H. Brech, LLC, a related party.  Under the terms of this agreement, J.H. Brech, LLC provides the Company with a variety of consulting services including consulting with the Company on capital raising and business development strategies.  As compensation for its services, the Company reimburses the consultant for pre-approved reasonable and necessary expenses incurred by it in providing the services to the Company.  The agreement remains in effect until terminated and it may be terminated by either party at any time.  At June 30, 2011, and December 31, 2010 the Company owed J.H. Brech, LLC $121,489 and $104,644, respectively, under the terms of this agreement.

Effective May 23, 2011, the Company entered into a Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement shall remain in effect until November 23, 2011. Notice of termination may be given by either party upon 30 days’ prior written notice commencing six months after the effective date of the Cicerone Agreement.  Cicerone and J.H. Brech, LLC are related parties.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2011
(Unaudited)

NOTE 2.                      RELATED PARTY TRANSACTIONS (continued).

As its consulting fee under the Cicerone Agreement, Cicerone is entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance, and exercises prices are based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Agreement, the Company has also agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services.

The total fair value of the warrants at the date of grant for the three months ended June 30 , 2011 were $.95 to $1.20 per share, respectively, resulting in consulting expense of $33,080.  As of June 30, 2011, Cicerone was due an aggregate of 40,000 shares of common stock value at $43,000, being the fair market value on the date of issuance, under the terms of this agreement.  While we had not issued the certificate as of June 30, 2011, as the issuance of the certificate is considered a ministerial act we have reflected these shares as issued and outstanding at June 30, 2011.

NOTE 3.                      NOTES PAYABLE.

The Company’s notes payable totaling $521,000 bear interest at per annum rates from 6% to 10%. Accrued and unpaid interest at June 30, 2011 is $156,374 and is included with Accrued interest and other liabilities in the accompanying financial statements.  As of June 30, 2011, all of the Company’s notes payable are past due.

NOTE 4.                      CAPITAL STOCK TRANSACTIONS.

During the six months ended June 30, 2011 the Company received $100,000 for the sale of 100,000 shares of common stock at $1.00 per share to a related party. The Company issued the shares of common stock in March 2011 and April 2011.

During the six months ended June 30, 2011 we were obligated to issue Cicerone 40,000 shares of common stock valued at $43,000 as compensation under the terms of the Cicerone Agreement.  We have reflected these shares as issued and outstanding at June 30, 2011.

The total fair value of the warrants at the date of grant for the three months ended June 30 , 2011 were $.95 to $1.20 per share, respectively, resulting in consulting expense of $33,080.

2010 Stock Option and Award Incentive Plan

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At June 30, 2011 the Company has not made any grants under the Plan.

NOTE 5.                      COMMITMENTS AND CONTINGENCIES.

At June 30, 2011, management estimates there is a potential liability $483,237, related to the operations under the former management of the Company.  The contingent amounts relate primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of June 30, 2011 or since, through the date of these financial statements.

NOTE 6.                      SUBSEQUENT EVENTS.

In August 2011 we issued Cicerone 40,000 shares of common stock as compensation due through June 30, 2011, together with an additional 20,000 shares of common stock for services due for July 2011 as compensation under the terms of the Cicerone Agreement.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months and six months ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We have been exploring consulting services to publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers. During 2011 our efforts have been focused on obtaining the licensing for software from a related party which would be crucial for providing the consulting services, as well as researching the viability of pricing structures within the industry. At this time there is one client that has been utilizing the consulting service on a test basis, however, because of the speculative nature of the services, more analysis will be required before any further disclosures are appropriate.

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

Going Concern

We reported a net loss of $232,418 for the six months ended June 30, 2011 and we have incurred net losses of approximately $2.9 million since inception through June 30, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties and proceeds from the sale of our equity.  Although we have access to a $500,000 revolving line of credit provided to us by a related party, of which $121,489 was outstanding at June 30, 2011, this credit line is not sufficient to fund all costs necessary to implement the first phase of our business model.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in additional capital to the funds necessary to satisfy our existing obligations.  We raised $100,000 of this amount during March 2011 and April 2011.  Given the development stage nature of our company and the current status of the capital markets, however, there are no assurances we will be able to raise the balance of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

Our total operating expenses for the three and the six months ended June 30, 2011 increased approximately 298% and approximately 204%, respectively, from the comparable periods in 2010.  The increases in the 2011 periods are primarily attributable to increases in legal and professional fees associated with negotiation of the aforedescribed license agreement and related business development efforts, together with increases in accounting fees related principally related timing for fees for the audit of our 2010 financial statements, together with increased consulting fees associated with the consulting agreement entered into with Cicerone Corporate Development, LLC in May 2011 and approximately $9,000 of additional consulting fees paid to a individual for providing services to us related to development of marketing materials and a website update.  We expect general and administrative expenses will continue to increase during the balance of 2011, however, we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2011 we had a working capital deficit of $2,137,617 as compared to a working capital deficit of $1,610,077 at December 31, 2010.  We have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately 33% at June 30, 2011 from December 30, 2010 primarily related to amounts due a related party and our lack of sufficient working capital.  Accounts payable increased approximately 3% and accrued expenses and liabilities, which primarily include accrued but unpaid interest on our various debt obligations, increased approximately 18%.  The amounts due under the revolving line of credit to J.H. Brech, LLC, a related party, also increased 16% at June 30, 2011 from December 31, 2010.  At June 30, 2011 we also owed two related parties, including J.H. Brech, LLC and its managing partner, Mr. Charles J. Webb, an aggregate of $471,202 of principal and $62,388 of accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012.

Our balance sheet at June 30, 2011 includes $483,237 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2011 we have $521,000 principal amount and $156,374 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used by operating activities in for the six months ended June 30, 2011 was $115,355 as compared to net cash used in operating activities of $107 in the six months ended June 30, 2010.  During the 2011 period, net cash used in operating activities included a decrease in accrued contingences resulting from the satisfaction of certain of these aged payables offset by increases in prepaid expenses and accounts payable and accrued expenses.  During the 2010 period, net cash used in operating activities included a decrease in prepaid expenses offset by an increase in accounts payable and accrued expenses.  Net cash provided by financing activities for the six months ended June 30, 2011 reflects $100,000 in proceeds received from the sale of securities and additional draws under the related party revolving credit line.  Net cash provided by financing activities for the six months ended June 30, 2010 reflects an overdraft in our checking account.  We did not generate or use any cash from investing activities in either the six months ended June 30, 2011 or 2010.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  During the first six months of 2011 we raised $100,000 through the sale of our common stock in a private transaction, but we will need to raise and additional $400,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 4.                                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

During the Second Quarter 2011 we failed to timely file two Current Reports on Form 8-K, one disclosing the revolving line of credit we entered into with a related party and the second disclosing the resignation of a member of our Board of Directors.  The failures to timely file these reports constitute material weaknesses in our disclosure controls and procedures.  We expect to implement enhanced policies and procedures during the third quarter of 2011 to ensure that our reports are filed on a timely basis with the Securities and Exchange Commission.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information.

As previously reported, in May 2011 we entered into Consulting Agreement with Cicerone Corporate Development, LLC pursuant to which we engaged the firm to assist us in the preparation of reports, summaries, profiles, due diligence packages, and other materials and documentation in connection with proposed acquisitions, as well as advising us on capital raising and business planning and such other services as we may reasonably request.  As partial compensation for the consulting services, we agreed to issue it a two year warrant to purchase an 20,000 shares, with an exercise price of $4.25 per share, which was equal to the fair market value of our common stock on the date of issuance.  The exercise price of the warrant and the number of shares of our common stock issuable upon the exercise of the warrant is subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.  The warrant also contains a cashless exercise provision. We have filed the form of warrant as Exhibit 4.1 to this report.

Item 6.                                Exhibits.

No.	Description
4.1	Form of Warrant issued to Cicerone Corporate Development, LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data File **

*           filed herewith
**        To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREorg Systems, Inc.
August 15, 2011	By: /s/ Donal R. Schmidt
Donal R. Schmidt, Jr., Chief Executive Officer, principal executive officer, principal financial and accounting officer