Form 10-Q
period 2011-09-30
INTREorg SYSTEMS INC.
filed 2011-11-21
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  10,520,016 shares of common stock are issued and outstanding as of November 15, 2011.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2011” refers to the three months ended September 30, 2011, “third Quarter 2010” refers to the three months ended September 30, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.   The information which appears on our website at www.intreorg.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS:

Current Assets:
Cash	$11	$52
Prepaid expenses	-	1,173
Total Current Assets	11	1,225

TOTAL ASSETS	$11	$1,225

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$295,794	$314,753
Accounts payable - releated party	36,817	-
Accrued interest and other liabilities	239,326	184,768
Accrued contingencies	483,237	486,137
Advances - related party	-	104,644
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,202	-

Total Current Liabilities	2,047,376	1,611,302

Long-Term Liabilities
Revolving line of credit - related party	158,959	-
Convertible promissory notes - related party - net of current portion	-	471,202
Total Liabilities	2,206,335	2,082,504

Stockholders' Deficit

Preferred Stock, no par value; 2,000,000 shares authorized,
none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,520,016 and 10,320,016 shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	751,455	559,455
Additional paid in capital	74,815	-
Deficit accumulated during the development stage	(3,032,594)	(2,640,734)

Total stockholders' deficit	(2,206,324)	(2,081,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11	$1,225

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$750

Depreciation	-	-	-	379	15,585
General and administrative	138,879	20,430	337,302	84,539	2,835,941

Total Expenses	138,879	20,430	337,302	84,918	2,851,526

Operating Loss	(138,879)	(20,430)	(337,302)	(84,918)	(2,850,776)

Other Income / (Expense)

Debt forgiveness and other	-	-	-	-	166,902
Interest Expense	(20,563)	(17,268)	(54,558)	(51,263)	(348,720)

Total other income / (expense)	(20,563)	(17,268)	(54,558)	(51,263)	(181,818)

Net Loss	$(159,442)	$(37,698)	$(391,860)	$(136,181)	$(3,032,594)

Net Loss per share of common
stock - basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)
Weighted average number of common
shares outstanding - basic and diluted	10,460,016	10,320,016	10,410,053	10,320,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net Loss	$(391,860)	$(136,181)	$(3,032,594)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock and warrants for services	166,815	-	425,670
Depreciation	-	379	16,372
Reserve for investment		-	1,000
Changes in operating assets and liabilities			-
(Increase) decrease in prepaid expenses	1,173		-
Increase in accounts payable and accrued expenses	35,599	135,841	1,006,322
Increase in accounts payable related party	36,817		36,817
Increase / (decrease) in accrued contingencies	(2,900)	-	483,237

Net Cash Flows Used by Operating Activities	(154,356)	39	(1,063,176)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	-	(16,372)
Acquisition of investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft	-	-	-
Increase / (decrease) in loans payable	-	-	521,000
Proceeds from line of credit, net	54,315	-	54,315
Proceeds from related party advances	-	-	104,644
Proceeds from sale of common stock	100,000	-	153,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	154,315	-	1,080,559

Net (Decrease) Increase in Cash	(41)	39	11

Cash at Beginning of Period	52	13	-

Cash at End of Period	$11	$52	$11

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$-	$471,202
Reclass of related party advances to
revolving line of credit - related party	$104,644	$-	$104,644

The accompanying notes are an integral part of these financial statements.$

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NOTE 2.   RELATED PARTY TRANSACTIONS.

On June 19, 2011 the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations.  Under the terms of the 8% revolving credit note, we have access of up to $500,000.   Fundings under this line of credit are presently in abeyance.  Management expects fundings will restart in the next several months.  In the meantime, management is evaluating other, short-term, related party financing.

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
September 30, 2011
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

The Company may prepay the note at any time without penalty.  Upon an event of default Brech has the right to accelerate the note.  Events of default include:

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

At September 30, 2011, the Company owes this related party $158,959 for amounts advanced to the Company for working capital expenses. During the nine months ended September 30, 2011 $54,315 was advanced under this arrangement.  During 2011, the Compnay reclassified the $104,644 balance of related party advances to this line of credit.

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at September 30, 2011 totaled $69,447.

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

As its consulting fee under the Cicerone Agreement, Cicerone is entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance, and exercises prices are based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Agreement, the Company has also agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services. As of September 30, 2011 Cicerone is owed $36,817 for reimbursable expenses on behalf of the Company.

The total fair value of the warrants at the date of grant for the three and nine months ended September 30, 2011 was $.43 to $.93 per share based on the Black-Scholes pricing model, resulting in consulting expense of $41,735 and $74,815, respectively.  The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0.35%, annual volatility of between 185% - 207%, risk free interest rate of 0%, and expected life of 2 years.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)

NOTE 2.                      RELATED PARTY TRANSACTIONS (continued).

The grant date fair value of the common stock for the three and nine months ended September 30, 2011 ranged from $.55 to $1.20 per share, resulting in consulting expense of $49,000 and $92,000, respectively.

As of September 30, 2011, Cicerone was due an aggregate of 40,000 shares of common stock under the terms of this agreement, with a grant date fair value of approximately $27,000.  While we had not issued the certificate as of September 30, 2011, the issuance of the certificate is considered a ministerial act we have reflected these shares as issued and outstanding at September 30, 2011.

NOTE 3.                      NOTES PAYABLE.

The Company’s notes payable totaling $521,000 bear interest at per annum rates from 6% to 10%. Accrued and unpaid interest at September 30, 2011 is $169,584 and is included with Accrued interest and other liabilities in the accompanying financial statements.  As of September 30, 2011, all of the Company’s notes payable are past due.

NOTE 4.                      CAPITAL STOCK TRANSACTIONS.

In additional to the stock and warrant activity described in Note 2, the Company, during the nine months ended September 30, 2011,  received $100,000 for the sale of 100,000 shares of common stock at $1.00 per share to a related party.

2010 Stock Option and Award Incentive Plan

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At September 30, 2011 the Company has not made any grants under the Plan.

NOTE 5.                      COMMITMENTS AND CONTINGENCIES.

At September 30, 2011, management estimates there is a potential liability $483,237, related to the operations under the former management of the Company.  The contingent amount relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of September 30, 2011 or since, through the date of these financial statements.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months and nine months ended September  30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $391,860 for the nine months ended September 30, 2011 and we have incurred net losses of approximately $3.0 million since inception through September 30, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties and proceeds from the sale of our equity.  Although we have entered into a $500,000 revolving line of credit provided to us by a related party, of which $158,959 was outstanding at September 30, 2011, this credit line is not sufficient to fund all costs necessary to implement the first phase of our business model and our access to this line is presently in abeyance.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in additional capital to the funds necessary to satisfy our existing obligations.  We raised $100,000 of this amount during March 2011 and April 2011.  Given the development stage nature of our company and the current status of the capital markets, however, there are no assurances we will be able to raise the balance of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

Our total operating expenses for the Third Quarter 2011 and the nine months ended September 30, 2011 increased approximately 580% and approximately 297%, respectively, from the comparable periods in 2010.  The increases in the 2011 periods are primarily attributable to increases in legal and professional fees associated with negotiation of the aforedescribed license agreement and related business development efforts, together with increases in accounting fees related principally related timing for fees for the audit of our 2010 financial statements, together with increased consulting fees associated with the consulting agreement entered into with Cicerone Corporate Development, LLC in May 2011 and approximately $9,000 of additional consulting fees paid to a individual for providing services to us related to development of marketing materials and a website update.  We expect general and administrative expenses will continue to increase during the balance of 2011, however, we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2011 we had a working capital deficit of $2,047,365 as compared to a working capital deficit of $1,610,077 at December 31, 2010.  We have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately 27% at September 30, 2011 from December 30, 2010 primarily related to amounts due a related party and our lack of sufficient working capital.  Accounts payable decreased approximately 6% and accrued expenses and liabilities, which primarily include accrued but unpaid interest on our various debt obligations, increased approximately 30%.  The amounts due under the revolving line of credit to J.H. Brech, LLC, a related party, also increased 52% at September 30, 2011 from December 31, 2010.  At September 30, 2011 we also owed two related parties, including J.H. Brech, LLC and its managing partner, Mr. Charles J. Webb, an aggregate of $471,202 of principal and $65,324 of accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012.

Our balance sheet at September 30, 2011 includes $483,237 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At September 30, 2011 we have $521,000 principal amount and $166,057 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used by operating activities in for the nine months ended September 30, 2011 was $154,356 as compared to net cash used in operating activities of $39 in the nine months ended September 30, 2010.  During the 2011 period, net cash used in operating activities included a decrease in accrued contingences resulting from the satisfaction of certain of these aged payables offset by increases in prepaid expenses and accounts payable and accrued expenses.  During the 2010 period, net cash used in operating activities included an increase in accounts payable and accrued expenses.  Net cash provided by financing activities for the nine months ended September 30, 2011 reflects $100,000 in proceeds received from the sale of securities and additional draws under the related party revolving credit line.  Net cash provided by financing activities for the nine months ended September 30, 2010 were $0.  We did not generate or use any cash from investing activities in either the nine months ended September 30, 2011 or 2010.

We have generated minimal revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  During the first nine months of 2011 we raised $100,000 through the sale of our common stock in a private transaction, but we will need to raise and additional $400,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

Item 5.                                Other Information.

None.

Item 6.                                Exhibits.

No.	Description
4.1	Form of Warrant issued to Cicerone Corporate Development, LLC *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data File **
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTREorg Systems, Inc.
November 21, 2011	By: /s/ Donal R. Schmidt
Donal R. Schmidt, Jr., Chief Executive Officer, principal executive officer, principal financial and accounting officer