Form 10-K
period 2011-12-31
INTREorg SYSTEMS INC.
filed 2013-02-22
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐Yes ☒ No

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
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,563,152.40.

As of February 20, 2013, the Registrant has 12,268,866 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, “2010” refers to the year ended December 31, 2010, and “2012” refers to the year ended December 31, 2012.

PART I

ITEM 1.                     DESCRIPTION OF BUSINESS.

We were organized in Texas in 2003 for the purpose of providing internet consulting and "back office" services to other companies.  Our business plan is to become an integrated provider of outsourced information technology ("IT") services, Software as a Service (SaaS) applications, Public Issuer Stock Analytics (PISA) software applications, enterprise support, and business process outsourcing services.  Our target market is publicly-traded, emerging growth companies in need of rapidly expanded IT services.  Primarily we intend to focus on publicly traded companies to allow us to evaluate the financial position and business situation of prospective clients due to the inherent transparency required with publicly traded firms.  Our business plan is to deliver services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.

Since inception we have been developing different models to carry out our business plans and provide the services and software we seek to offer to our customers.  We have conducted years of test marketing and hours of research and development.  While we have always been able to provide standard IT services, our founders wanted to provide a more specialized product and focused services.  Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans.  However, we continued to maintain our SEC reporting and work on finding a product that meets our criteria.  We finally established the correct model and management group and are confident that the end result will provide great cost saving and insight to our customers.  Finally, in December 2012, we signed our first customer and we are hopeful that business will continue to grow.

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

Consulting and Applications Solutions

We expect that the Consulting and Applications Services Group will provide consulting and integration services, applications development and management services, and applications outsourcing services to our client base.  These services will be designed to be delivered on-site and are expected to include:

•	enterprise applications implementation and integration;
•	the development and maintenance of custom and packaged applications;
•	application systems migration;
•	testing;
•	migration of applications from legacy environments to current technologies; and
•	performing quality assurance functions on custom applications.

Because we will be entering a highly competitive market, in an effort to differentiate our company from our competitors we will seek to offer a unique blend of premium IT services designed to assist our clients in improving financial and operational performance across their enterprise.  Our goal is to develop business strategies and technology solutions that address their specific needs while providing them with increased competitive advantage.  We have developed five core values that, if properly implemented, we believe may differentiate our company from our competition:

1.
Delivery Performance.  We will base our delivery performance on a carefully designed business plan, utilizing highly-skilled consultants, technical expertise, and well designed implementation and support methodologies. We expect to emphasize strong quality assurance and project management to achieve rapid and successful deployment of our solutions.

2.
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

4.	Technology Excellence. Our goal will be to deliver our services by blending proven software and business practices to build scalable custom solutions.

5.
Operational Metrics.  We will strive to maintain operational excellence, tracking key performance indicators and well-defined operating metrics to manage our consulting resources, company utilization and gross margins.

Market Trading Analysis for Publicly Traded Companies.

We have been exploring consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers, but no formal or definitive agreements have been entered as of the date of this Report. Since January 1, 2011, we have been focused on obtaining the licensing for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

Public Issuer Stock Analytics (PISA) software application

“Public Issuer Stock Analytics” refers to a process of analyzing data sources about a public company’s shareholders and shareholdings to generate new knowledge and gain insights about otherwise vague or difficult-to-know aspects of a public company’s public stock. We believe that the knowledge and insights which may be gained from Public Issuer Stock Analytics will be valuable to the financial management of public companies, and would be particularly useful to CEOs, CFOs, corporate counsel, and investor relations (IR) professionals as they monitor their corporate status.

PISA Services

The PISA software can be used as the enabling technology of a financial services consultancy, or as the technology driven fee-for-access Web site. Specific services include:

●	Stock inventory modeling;
●	Monitoring for FD13 compliance: When an issuer, or person acting on its behalf, discloses material nonpublic information to certain enumerated persons (in general, securities market professionals and holders of the issuer's securities who may well trade on the basis of the information), the issuer must make public disclosure of that information; during the normal course of data-mining, FD13 issues may be identified so long as insiders and persons possessing material, non-public information are made known to the issuer. If any such compliance issue is found, the Client Company would be immediately notified via electronic communication detailing the individual and the transaction believed to constitute the compliance issue.
●	Enforce lock-ups; and,
●	Improved investor relations.

On October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC (“PISA”), a related party, that provides us with the exclusive right to market and sell certain of PISA's proprietary intellectual property/software. PISA further agreed to act as one of our consultants to provide services associated with the intellectual property we licensed.  At the time of this Report, we have one client using the consulting services associated with PISA's software on a test basis.  Based on these results and the delivery of data employed by our other clients, we intend to start marketing the PISA licensed software application and PISA related consulting services to public companies.  We will provide such consulting services as an add-on service in our suite of other services we will offer to our clients.

Information Based Sales and Marketing Efforts.

We have developed a set of metrics that we believe permits us to assess each client's needs and its potential profitability based on such company's publicly available information.  Accordingly, we intend to focus our sales and marketing efforts on companies with readily available public information, such as those who file reports with the SEC.  We believe that this approach will allow us to focus our sales and marketing efforts on a legitimate group of potential clients and reduce wasted sales and marketing expenses.

We expect to finalize our marketing strategies, and hire and train either in house marketing personnel or engage independent contractors who have expertise in our target markets, at such time as we begin offering our products and services, which we anticipate will occur within the next 6 months to a year, to provide additional capital and resources.  Until such time, our marketing strategy will remain as in-person client development meetings with the management teams of public companies.

We currently maintain a master service agreement with one client, which provides a good example of the services we can provide to our clients.  For instance, pursuant to the terms of the agreement, we will create a dynamic database that logically aggregates, compiles, and rationalizes all disparate and available broker-dealer and shareholder data from known reporting entities and all available relevant sources, including but not limited to, The Depository Trust and Clearing Corporation (DTCC), Cede & Co., Company’s Transfer Agent and Broadridge Financial Solutions, Inc. This is the first step in turning static reporting entity, broker-dealer and shareholder data into a useful and dynamic archival/historic repository.

We will further apply our proprietary EQUINTELTM proprietary technology to our client's data, which will enable our client to dynamically search, filter, identify and track movement between reporting entities, broker-dealers and shareholders, by name, holdings, classification, addresses, market maker volume activity, share price and more. In addition, EQUINTELTM proprietary technology will identify imbalances and issued and outstanding shares. Secure internet access to real-time analysis will further enable our client to continually adjust and amend EQUINTELTM proprietary technology settings to meet relevant parameters and evolving conditions. This flexibility provides our client with the ability to maximize broker-dealer/shareholder transparency and knowledge. In addition, EQUINTELTM proprietary technology generates relevant email alerts.

In addition to the services described above, our consulting team will be available to provide trusted advisor related consulting services to the client in conjunction with the software they are using.

Competition

Once we begin our operations, we will be engaged in a highly competitive industry and we will compete with many companies, a number of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.  Our competitors will include large, international companies as well as regional and local companies, that provide computer software programs and IT consulting services.  Although we may compete with other entities that provide some of the services we provide, we do not believe that there is any other entity that currently provides the entire suite of services and software that we intend to provide to our clients.  We believe that most competitors provide some of the services we intend to provide as separate stand alone services and that our ability to combine these services with our software will enhance the demand for our offerings.

Because of all the inherent limitations with any new organization, there are no assurances that we will ever be able to effectively compete in our target business.  However, once we obtain additional financing and can carry out our business goals, we believe that our core values as described above will provide us with competitive strengths.

Customers

Over the past two fiscal yeas, we have signed one client -  Rangeford Resources, Inc. (“Rangeford”) - and use the PISA technology for our own shareholder base. Accordingly, the loss of this customer will have a material adverse effect on our business and operations. We currently intend that our clients will consist of smaller, emerging reporting companies that are trying to gain insight on their capitalization to better evaluate their status and the types of corporate actions they may pursue.

On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the PISA software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions in the agreement. (See, "Certain Relationships And Related Transactions, And Director Independence")

Intellectual Property

We do not currently have any registered trademarks nor do we own any patents.  However, our services use EQUINTELTM, a proprietary technology that helps analyze certain data.  We intend to apply for the appropriate protection if it becomes necessary.

Employees

As of February 20, 2013, we had no full time or part time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (www.intreorg.com) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 17 State Street, Suite 2000, New York, NY 10004 (the information provided on our website at is not part of this Report).

ITEM 1.A                  RISK FACTORS.

Although we are not required to provide this information since we are a smaller reporting company, we are voluntarily providing such information in light of the risks associated with our company and our lack of revenue. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $3.1 million as of December 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2011, we reported a net loss of $482,061 as compared to a net loss of $224,731 for the fiscal year ended December 31, 2010.  We had a working capital deficit of $2,079,802 at December 31, 2011.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

WE ARE NOT CURRENT IN OUR SEC FILINGS AND THEREFORE OUT OF COMPLIANCE WITH FINRA RULE 6530; ACCORIDNGLY, OUR SECURITIES WERE DELISTED FROM THE OTC BULLETIN BOARD AND ARE NOW LISTED ON THE OTC PINK.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. This Report was due on March 30, 2012; we also have not yet filed the Quarterly Reports on Form 10-Q for the three quarters of the fiscal year ending December 31, 2012 (the "Late Reports"), although we plan to do so soon after this Report is filed. As a result, we are non-compliant with FINRA Rule 6530 and our securities were removed from the OTC Bulletin Board. as of June 18, 2012; our common stock is currently listed on the OTC Pink under the same symbol,  "IORG." Until we are compliant with FINRA Rule 6530 and can successfully re-list our securities on the OTC Bulletin Board - of which there can be no guarantee, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

 WE HAVE HISTORICALLY BEEN, AND MAY CONTINUE TO BE, HEAVILY RELIANT UPON FINANCING FROM RELATED PARTIES, WHICH PRESENTS POTENTIAL CONFLICTS OF INTEREST THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing.  No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms’ length negotiations with third parties.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $2.2 million at December 31, 2011, which includes $307,769 in accounts payable, $779,864 in accrued expenses and liabilities, which principally includes accrued interest on our various debt obligations and accrued contingencies, $521,000 in notes payable which are past due and $471,202 in convertible notes payable to related parties which matured between April 10 and April 21, 2012, and which were converted into equity in October 2012 pursuant to the terms thereof.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and t is unlikely we will be able to continue as a going concern.

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

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009, 2010, 2011 and 2012 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

THE COMPANY COMPETES WITH MANY LARGER, WELL CAPITALIZED COMPANIES

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

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws.  Generally, small development stage businesses such as ours which for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital.  While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding.

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

WE RELY ON THIRD PARTY TECHNOLOGIES AND IF WE ARE UNABLE TO USE OR INTEGRATE THESE TECHNOLOGIES, OUR PRODUCT AND SERVICE DEVELOPMENT MAY BE DELAYED AND OUR OPERATING RESULTS NEGATIVELY IMPACTED.

We rely on certain software that we acquire from third parties, including software that is used to perform key functions. These third-party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors or manufacturers. The loss of licenses or access to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent products can be developed, identified, licensed and integrated, which would likely harm our business.

IF WE ARE DEEMED TO BE AN INVESTMENT COMPANY UNDER THE INVESTMENT  COMPANY ACT, WE MAY BE REQUIRED TO INSTITUTE BURDENSOME COMPLIANCE  REQUIREMENTS AND OUR ACTIVITIES MAY BE RESTRICTED, WHICH MAY MAKE IT  DIFFICULT FOR US TO COMPLETE A BUSINESS COMBINATION.

The regulatory scope of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act.  We do not believe that our principal activities will subject us to regulation under the Investment Company Act. However, because our business model provides for, and encourages, us to accept stock of our client companies rather than cash as compensation for our services, there can be no assurance that we will not be deemed to be an investment company. If we are deemed to be an investment company, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities, which may create difficulties for future financings.  In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record keeping, voting, proxy, disclosure and other rules and regulations. In the event we are characterized as an investment company, our inability to satisfy such regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on us.  If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination.

WE DO NOT CARRY BUSINESS INTERRUPTION OR OTHER INSURANCE, SO WE HAVE TO BEAR LOSSES OURSELVES.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim again a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, AND THE POSSIBILITY THAT OUR TECHNOLOGY COULD INADVERTENTLY INFRINGE TECHNOLOGY OWNED BY OTHERS, MAY ADVERSELY AFFECT OUR ABILITY TO COMPETE.

We rely on a combination of trade secret laws and confidentiality procedures to protect the technological know-how that comprise much of our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our third party agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets. Third parties are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their service term with us are our property.

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from others licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time-consuming but may be necessary to defend against infringement claims.

WE RELY ON THE LICENSE FROM PISA TO PROVIDE SOME OF OUR KEY SERVICES; ANY DETERIORATION OF OUR RELATIONSHIP WITH PISA'S MANAGEMENT COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

On October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC (“PISA”), a related party, that provides us with the exclusive right to market and sell certain of PISA's proprietary intellectual property/software.   The PISA software is crucial for us to provide the type of consulting services we intend to offer and for researching the viability of pricing structures within the industry.   Although we have a good relationship with PISA's management, there is not guarantee that we will be able to renew the license when the term expires with substantially similar terms or at all.

WE LICENSE TECHNOLOGY FROM THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN THESE LICENSES, OUR OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY IMPACTED.

We currently license technology from one third party, but intend to license additional technologies from other third parties. The loss of, our inability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

THE TECHNOLOGY UNDERLYING OUR PRODUCTS AND SERVICES IS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS.

The technology underlying our products is complex and includes software that is internally developed and software licensed from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold and our insurance coverage may not be sufficient to cover our complete liability exposure. Any defects in our products and services could:

•	Damage our reputation
•	Cause our customers to initiate product liability suits against us
•	Increase our product development resources
•	Cause customers to cancel orders or potential customers to purchase competitive products or services

•	Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers or
•
Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products.

WE BEAR THE RISK OF LOSS OF MAJOR CLIENTS, NONPAYMENT FROM OUR CLIENTS AND THE POSSIBLE EFFECTS OF BANKRUPTCY FILINGS BY CLIENTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We intend to focus our business strategy on serving large corporate customers. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. If a large client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. Given the difficult economic environment, there is an increased risk of clients failing to pay or delaying payment. Once we begin to service more clients, if there is a significant amount of uncollected accounts receivables or customer defaults it would have a material adverse effect on our earnings and financial condition. In addition, we would have charge backs on existing accounts receivable and invoices on future sales of accounts receivable generated by such clients under our accounts receivable purchase agreements.

IF A SUFFICIENT NUMBER OF CUSTOMERS DO NOT ACCEPT OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

We cannot predict how the market for our products and services will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved analysis suitability and other benefits of our services.  As of the date of this filing, we only have one customer.  Our future revenue and revenue growth rates will depend in large part on our success in delivering these services effectively, creating market acceptance for these services and meeting customer’s needs for new or enhanced services. If we fail to do so, our services will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.

WE MAY NOT BE ABLE TO INNOVATE TO MEET THE NEEDS OF OUR TARGET MARKET.

Our future success will continue to depend upon our ability to develop new products, product enhancements or service offerings that address future needs of our target markets and to respond to these changing standards and practices. The success of new products, product enhancements or service offerings depend on several factors, including the timely completion, quality and market acceptance of the product, enhancement or service. Our revenue could be reduced if we do not capitalize on our current market leadership by timely developing innovative new products, product enhancements or service offerings that will increase the likelihood that our products and services will be accepted in preference to the products and services of our current and future competitors.

IF OUR MARKETING AND LEAD GENERATION EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS WILL BE HARMED.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. In addition, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our services. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

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

IF THE MATERIAL WEAKNESSES OR OTHER DEFICIENCIES IN OUR INTERNAL ACCOUNTING PROCEDURES ARE NOT REMEDIATED, WE WILL NOT COMPLY WITH THE RULES UNDER THE SARBANES-OXLEY ACT RELATED TO ACCOUNTING CONTROLS AND PROCEDURES OR OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the consolidated financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2011 and 2010, fairly present in all material respects our consolidated financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 and 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2011 and 2010. During its evaluation, as of December 31, 2011 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

We are taking steps to remediate our material weaknesses. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.

Risks Relating to Our Securities

LACK OF LIQUIDITY

There is currently only a limited public market for the Company’s Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

OUR COMMON STOCK IS A “PENNY STOCK” AND MAY BE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market.

OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

Our stock price, like that of other computer software companies, is highly volatile. Our stock price may be affected by such factors as:

•	product development announcements by us or our competitors;
•	regulatory matters;
•	announcements in the software community;
•	intellectual property and legal matters; and
•	broader industry and market trends unrelated to our performance

In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

OUR PUBLICLY FILED REPORTS ARE SUBJECT TO REVIEW BY THE SEC, AND ANY SIGNIFICANT CHANGES OR AMENDMENTS REQUIRED AS A RESULT OF ANY SUCH REVIEW MAY RESULT IN MATERIAL LIABILITY TO US AND MAY HAVE A MATERIAL ADVERSE IMPACT ON THE TRADING PRICE OF THE COMPANY’S COMMON STOCK.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

STOCKHOLDER OWNERSHIP INTEREST IN OUR COMPANY MAY BE DILUTED AS A RESULT OF FUTURE FINANCINGS OR ADDITIONAL ACQUISITIONS.

As previously stated, we need to raise additional capital to carry out our business plans.  We may seek to raise these funds in public or private issuances of equity and such financings may take place in the near future or over the longer term. Sales of our securities offered through future equity offerings may result in substantial dilution to the interests of our current shareholders. The sale of a substantial number of securities to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. In addition, we have issued shares of our common stock for various consulting services or license agreements in the past and may do so in the future, which may also result in substantial dilution to the interests of our current shareholders.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                     DESCRIPTION OF PROPERTY.

Our principal executive offices are located at 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas, 76092, which are the offices of J.H. Brech, LLC, a company with whom we maintained a consulting agreement until May 2011.  The use of the office space was included in our consulting arrangement with J.H. Brech, LLC and although the consulting agreement terminated, we continue to use the space rent free.  We expect to continue to use these facilities until such time as we begin generating revenues from our operations and because of our past relationship with J.H. Brech, we do not anticipate them charging us rent for such usage.

ITEM 3.                     LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                     MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.                     MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the OTC Pink Market under the symbol, "IORG."  Our common stock was quoted in the over-the-counter market on the OTC Markets under the symbol IORG, until June 18, 2012, when our common stock was removed from the OTCBB for failure to be current in our SEC filings.  (See "Risk Factors").  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2010
First quarter ended March 31, 2010	$0.60	$0.30
Second quarter ended June 30, 2010	$0.50	$0.30
Third quarter ended September 30, 2010	$0.40	$0.20
Fourth quarter ended December 31, 2010	$0.95	$0.30

2011
First quarter ended March 31, 2011	$1.30	$1.15
Second quarter ended June 30, 2011	$1.15	$1.15
Third quarter ended September 30, 2011	$0.75	$0.51
Fourth quarter ended December 31, 2011	$0.25	$0.25

The last sale price of our common stock as reported on the Pink Sheets was $0.33 on February 20, 2013. As of February 20, 2013, there were approximately 112 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended in are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6.                     SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company that was organized for the purpose of providing internet consulting and "back office" services to other companies.  Our business plan is to become an integrated provider of outsourced IT services, Software as a Service (SaaS) applications, Public Issuer Stock Analytics (“PISA”) software applications, enterprise support, and business process outsourcing services.  Our target market is publicly-traded, emerging growth companies in need of rapidly expanded IT services.  Primarily we intend to focus on publicly traded companies to allow us to evaluate the financial position and business situation of prospective clients due to the inherent transparency required with publicly traded firms.  Our business plan is to deliver services that include the selection and implementation of packaged software and the design, construction, testing, and integration of new systems.  We expect that our outsourcing services segment will provide help desk and infrastructure support around-the-clock for our clients.

We have been exploring consulting services to publicly traded companies focusing on data and information regarding their shareholder base and trading activities. It is expected that these services would integrate with both the Infrastructure Solutions and the Consulting and Applications Solutions business strategies that we have developed. There have been exploratory meetings with possible vendors, clients and data providers. The business that has been conducted since January 1, 2011, has been focused on obtaining the licensing for software from a related party which would be crucial for providing the consulting services, as well as researching the viability of pricing structures within the industry. We obtained such license in October 2012 as further described below.

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA.  PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property.  The term of the PISA Agreement is for three years.  Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  PISA had gross sales of $4,600 in December 2012 and gross sales of $5,600 in January 2013.  However, at the time of this Report, PISA has only received the initial 250,000 shares of Common Stock due upon execution; we have not yet issued, booked or paid the Share Royalty due for November - January, nor have we given PISA any Gross Sales Royalty.

As described later in this section, our ability to fully implement our business plan is dependent both on implementing the licensing agreement with the related party  as well as raising sufficient capital to fund the further development of our company.  Going forward, we expect that our efforts will be focused on parallel courses to achieve both of these goals.  While we have raised funds in private offerings, there are no assurances, however, that we will be able to raise all of the necessary capital and without access to funding we will be unable to pursue other aspects of our business development.

Going Concern

We reported a net loss of $482,061 for the year ended December 31, 2011 and we have incurred net losses of approximately $3.1 million since inception through December 31, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties.  To fully organize our company and implement the first phase of our business model, we will need to raise approximately $2.5 million in addition to the funds necessary to satisfy our existing obligations.  In March 2011, we raised $100,000 in a private placement of our securities.  In September 2012, we raised $250,000 in a private placement of our common stock and we continue to seek the additional necessary capital.

Given the development stage nature of our company and the current status of the capital markets, there are no assurances we will be able to raise all of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

During the years ended December 31, 2011 and 2010, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2011, we recognized operational expenses of $407,020 compared to $155,914 during the year ended December 31, 2010.  The increase of $251,106 or 161% was a result of the $224,579 expenses associated with common stock and warrants issued for consulting expenses during 2011.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2011, we recognized a net loss of $482,061 compared to $224,731 for the year ended December 31, 2010.  The increase of $257,330 was attributable to the $251,106 increase in operational expenses combined with a $6,224 increase in interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2011 we had a working capital deficit of $2,079,802 as compared to a working capital deficit of $1,610,077 at December 31, 2010.  Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately 23% at December 31, 2011 from December 30, 2010 primarily related to the reclassification of certain long term liabilities as short term borrowings combined with a payment in full of related party advances.  Accounts payable decreased approximately 2%, while accrued expenses and liabilities which includes accrued but unpaid interest on our various debt obligations, increased approximately 29%.

During 2011, we received working capital advances totaling $54,315 from J.H. Brech, LLC, a related party.   During the year ended December 31, 2010, J.H. Brech, LLC made working capital advances totaling of $104,644.  This amount is non-interest bearing and due on demand.   At December 31, 2011, we owe a total of $158,959, under the working capital line of credit.

At December 31, 2011, we also owe J.H. Brech, LLC, an aggregate of $471,202 of principal and $76,789 of accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012, but have since been converted to stock (see below.)

Our balance sheet at December 31, 2011 includes $483,237 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2011 we have $521,000 principal amount and $177,255 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities in 2011 was $154,334 as compared to net cash used in operating activities of $76,172 in 2010.  During 2011, net cash used in operating activities included $224,579 in expenses related to the issuance of common stock and warrants for services, together with decreases in prepaid expenses and accrued contingencies offset by increases in accounts payable, accrued expenses and accounts payable, related parties.  During 2010, net cash used in operating activities included $379 in depreciation associated with the value of office equipment, depreciation, a reserve for doubtful accounts related to fees for consulting services we previously provided and an investment account reserve with an increase in accounts payable and accrued expenses. We did not generate or use any cash from investing activities in either 2011 or 2010.   Net cash provided by financing activities in each of 2011 and 2011 reflects amounts advanced to us by J.H. Brech, LLC, a related party.

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

Conversion of Debt to Equity

On October 31, 2012, J.H. Brech converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,650 shares of common stock at a price of $1.00 per share.  The underlying common stock issued has not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

Private Placement

We offered and sold 500,000 unregistered securities in the form of restricted common stock, par value $.0001, at a price of two-hundred and fifty thousand dollars ($250,000) to an investor, with the sale closing on September 14, 2012.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LBB & Associates Ltd., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 583-2263

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Intreorg Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Intreorg Systems, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intreorg Systems, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
February 14, 2013

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010

ASSETS:

Current Assets:
Cash	$33	$52
Prepaid expenses	-	1,173
Total Current Assets	33	1,225

TOTAL ASSETS	$33	$1,225

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$307,769	$314,753
Accounts payable and accrued interest - related party	119,372	48,047
Accrued interest and other liabilities	177,255	136,721
Accrued contingencies	483,237	486,137
Advances - related party	-	104,644
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,202	-

Total Current Liabilities	2,079,835	1,611,302

Long-Term Liabilities
Revolving line of credit - related party	158,959	-
Convertible promissory notes - related party	-	471,202
Total Liabilities	2,238,794	2,082,504

Commitments and contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized,
none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,580,016 and 10,320,016 shares issued and outstanding
at December 31, 2011 and December 31, 2010, respectively	782,455	559,455
Additional paid in capital	101,579	-
Deficit accumulated during the development stage	(3,122,795)	(2,640,734)

Total stockholders' deficit	(2,238,761)	(2,081,279)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33	$1,225

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations

			November 3, 2003
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)

Revenue	$-	$-	$750

Depreciation	-	379	15,585
General and administrative	407,020	155,535	2,905,659

Total Expenses	407,020	155,914	2,921,244

Operating Loss	(407,020)	(155,914)	(2,920,494)

Other Income / (Expense)

Debt forgiveness and other	-	-	166,902
Interest Expense	(75,041)	(68,817)	(369,203)

Total other income / (expense)	(75,041)	(68,817)	(202,301)

Net Loss	$(482,061)	$(224,731)	$(3,122,795)

Net Loss per share of common stock	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	10,444,071	10,320,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows

			November 3, 2003
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2011	2010	2011
			(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(482,061)	$(224,731)	$(3,122,795)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock and warrants for services	224,579	-	483,434
Depreciation	-	379	16,372
Reserve for investment		-	1,000
Changes in operating assets and liabilities			-
(Increase) decrease in prepaid expenses	1,173	(1,173)	-
Increase in accounts payable and accrued expenses	33,550	162,482	984,046
Increase in accounts payable related party	71,325	-	91,552
Increase / (decrease) in accrued contingencies	(2,900)	(13,129)	483,237

Net Cash Flows Used by Operating Activities	(154,334)	(76,172)	(1,063,154)

Cash Flows from Investing Activities
Acquisition of fixed assets	-	-	(16,372)
Acquisition of investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Cash overdraft	-	(54)	-
Increase / (decrease) in loans payable	-	-	521,000
Net Increase / (decrease) in related party revolving line of credit	54,315	76,265	158,959
Proceeds from sale of common stock	100,000	-	153,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	154,315	76,211	1,080,559

Net (Decrease) Increase in Cash	(19)	39	33

Cash at Beginning of Period	52	13	-

Cash at End of Period	$33	$52	$33

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$-	$471,202

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
From November 3, 2003 (Inception) through December 31, 2011

						Deficit
					Additional	Accum. During
	Comon Stock		Preferred A Stock		Paid in	the Development
	# of Shares	Amount	# of Shares	Amount	Capital	Stage	Totals

Balance - November 3, 2003	-	$-		$-	$-	$-	$-
Stock issued for cash	1,000,000	5,000					5,000
Net Loss for period		-			-	(3,325)	(3,325)
Balance - December 31, 2003 (Unaudited)	1,000,000	5,000	-	-	-	(3,325)	1,675

Stock issued for cash	33,000	16,500	169,100	169,100	-		185,600
Stock issued for services	145,833	729			-		729
Stock issued for compensation	448,333	13,518			-		13,518
Net Loss for period					-	(605,823)	(605,823)
Balances - December 31, 2004 (Unaudited)	1,627,166	35,747	169,100	169,100	-	(609,148)	(404,301)

Stock issued for cash	64,000	32,000	76,000	76,000	-		108,000
Stock issued for services	297,000	8,850			-		8,850
Stock issued for compensation	61,000	30,500			-		30,500
Stock issued for interest	990,000	9,900	2,000	2,000	-		11,900
Net Loss for period					-	(657,305)	(657,305)
Balances - December 31, 2005 (Unaudited)	3,039,166	116,997	247,100	247,100	-	(1,266,453)	(902,356)

Stock issued for services	250,000	125,000			-		125,000
Stock issued for interest	1,831,250	18,313			-		18,313
Net Loss for period					-	(313,399)	(313,399)
Balances - December 31, 2006 (Unaudited)	5,120,416	260,310	247,100	247,100	-	(1,579,852)	(1,072,442)

Stock issued for services	812,000	8,120			-		8,120
Stock issued for interest	2,635,000	26,350			-		26,350
Net Loss for period					-	(383,975)	(383,975)
Balances - December 31, 2007 (Unaudited)	8,567,416	294,780	247,100	247,100	-	(1,963,827)	(1,421,947)

Stock issued for services	625,000	6,250			-		6,250
Stock issued for interest	757,500	7,575			-		7,575
Convert preferred to common	247,100	247,100	(247,100)	(247,100)	-		-
Reconciliation differences	108,000				-		-
Net Loss for period					-	(294,601)	(294,601)
Balances - December 31, 2008 (Unaudited)	10,305,016	555,705	-	-	-	(2,257,028)	(1,701,323)

Stock issued for services	15,000	3,750					3,750
Net Loss for period					-	(158,975)	(158,975)
Balances - December 31, 2009	10,320,016	559,455	-	-	-	(2,416,003)	(1,856,548)

Net Loss for period	-	-	-	-	-	(224,731)	(224,731)
Balances - December 31, 2010	10,320,016	559,455	-	-	-	(2,640,734)	(2,081,279)

Proceeds from sale of common stock	100,000	100000	-	-		-	100,000
Warrants issued for consulting services	-	-	-	-	101,579	-	101,579
Stock issued for consulting fees	160,000	123,000					123,000
Net Loss for period	-	-	-	-	-	(482,061)	(482,061)
Balances - December 31, 2011	10,580,016	$782,455	-	$-	$101,579	$(3,122,795)	$(2,238,761)

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011 and 2010

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,079,802 at December 31 2011. During the year ended December 31, 2011, the Company did not generate any revenues. At December 31, 2011, the Company had a deficit accumulated during its development stage of $3,122,795.

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

Income Taxes

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

Fair Value Estimates

Pursuant to the Accounting Standards Codification (“ASC”) 820, “Disclosures About Fair Value of Financial Instruments”, the Company records its financial assets and liabilities at fair value. ASC 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the asset/liability’s anticipated life.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The carrying values for cash and cash equivalents, accounts receivable, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: ( a ) the option to settle by issuing equity instruments lacks commercial substance or ( b ) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" . Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: ( a ) the goods or services received; or ( b ) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2011, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2.                    RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011 the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations.  Under the terms of the 8% revolving credit note, we have access of up to $500,000.   Funding under this line of credit are presently in abeyance.  Management expects funding will restart during the first quarter of fiscal 2013.  In the meantime, management is evaluating other, short-term, related party financing.

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

Convertible Debt

See also Note 9 – Subsequent Events.

At December 31, 2011, the Company owes this related party $158,959 for amounts advanced to the Company for working capital expenses. During the year ended December 31, 2011 $54,315 was advanced under this arrangement.  During 2011, the Company reclassified the $104,644 balance of related party advances to this line of credit.

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at December 31, 2011 totaled $76,789.

Cicerone Consulting Agreement

Effective May 23, 2011, the Company entered into a Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement shall remain in effect until December 12, 2011. Notice of termination may be given by either party upon 30 days’ prior written notice commencing six months after the effective date of the Cicerone Agreement.

As its consulting fee under the Cicerone Agreement, Cicerone is entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance, and exercises prices are based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Agreement, the Company has also agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services. As of December 31, 2011 Cicerone is owed $36,817 for reimbursable expenses on behalf of the Company.

As of December 31, 2011 there are a total of 160,000 warrants issued.  The total fair value of the warrants at the date of grant for the year ended December 31, 2011 was $.30 to $.93 per share based on the Black-Scholes pricing model, resulting in consulting expense of $101,579.  The warrants were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0.35%, annual volatility of between 185% - 222%, risk free interest rate of 0%, and expected life of 2 years.

The grant date fair value of the common stock for the year ended December 31, 2011 ranged from $.30 to $1.20 per share, resulting in consulting expense of $123,000.

As of December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of this agreement, with a grant date fair value of approximately $58,000.  While we had not issued the certificate as of December 31 2011, the issuance of the certificate is considered a ministerial act we have reflected these shares as issued and outstanding at December 31, 2011.

NOTE 3.                    NOTES PAYABLE.

The Company’s notes payable totaling $521,000 bear interest at per annum rates from 6% to 10%. Accrued and unpaid interest at December 31, 2011 and 2010 is $177,255 and $136,721, respectively and is included with Accrued interest and other liabilities in the accompanying financial statements.  As of December 31, 2011 and 2010, all of the Company’s notes payable are past due and in default.

NOTE 4.                    ACCRUED CONTINGENCIES.

During the years ended December 31, 2011 and 2010 management estimated $483,237 and $486,137, respectively, as amounts for liabilities incurred by former management of the Company.

NOTE 5.                    COMMITMENTS AND CONTINGENCIES.

At December 31, 2011, management estimates there is a potential liability $483,237, related to the operations under the former management of the Company.  The contingent amount relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2011 or since, through the date of these financial statements.

 NOTE 6.                   CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

On September 1, 2004, the Company entered into a Consulting Agreement with J.H. Brech, a related party, for services. Under the Consulting Agreement, the Company incurred service fees totaling $406,961, which was unpaid at April 10, 2009.  On April 10, 2009, the Company entered into a Commercial Convertible Promissory Note in the principal amount of $406,961 with this related party converting all amount due it into long-term debt.  The Commercial Convertible Promissory Note, which was due on April 10, 2011, accrues interest at a rate of 6% per year.  The Commercial Convertible Promissory Note provides for payments of the accrued interest to be made on an annual basis.  If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days.  If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand. At the discretion of the note holder, any or all part of the outstanding principal and accrued but unpaid interest due under the Commercial Convertible Promissory Note is convertible into shares of the Company's common stock at $1.00 per share.

On April 21, 2009, the Company entered into a Commercial Convertible Promissory Note in the principal amount of $34,400 with a related party converting all payable due the related party into long-term debt.  The Commercial Convertible Promissory Note, which is due on April 21, 2011, accrues interest at a rate of 6% per year.  The Commercial Convertible Promissory Note provides for payments of the accrued interest to be made on an annual basis.  If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days.  If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand. At the discretion of the note holder, any or all part of the outstanding principal and accrued but unpaid interest due under the Commercial Convertible Promissory Note is convertible into shares of the Company's common stock at $1.00 per share.

On April 21, 2009, the Company entered into a Commercial Convertible Promissory Note in the principal amount of $29,841 with a related party converting all payables due to the related party into long-term debt.  The Commercial Convertible Promissory Note, which is due on April 21, 2011, accrues interest at a rate of 6% per year. The Commercial Convertible Promissory Note provides for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the Commercial Convertible Promissory Note is convertible into shares of the Company's common stock at $1.00 per share.

NOTE 7.                    CAPITAL STOCK.

During the year ended December 31, 2011 the Company did not issue any shares of its common stock.

During the year ended December 31, 2011 the Company received $100,000 for the sale of 100,000 shares of common stock at $1.00 per share to a related party.

During the year ended December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of this agreement, with a grant date fair value of approximately $58,000.  While we had not issued the certificate as of December 31 2011, the issuance of the certificate is considered a ministerial act we have reflected these shares as issued and outstanding at December 31, 2011.

Weighted-Average

	Weighted-Average		Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
December 31, 2010	-	$-	-	$-
Granted	160,000	0.80	1.69	101,579
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
December 31, 2011	160,000	$0.80	1.69	$101,579
Exercisable at
December 31, 2011	160,000	$0.80	1.69	$101,579

2010 Stock Option and Award Incentive Plan

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At December 31, 2011 the Company has not made any grants under the Plan.

On October 6, 2009 the Company entered into an investment banking agreement with a broker-dealer pursuant to which for any capital raised by the firm the Company was obligated to pay an 8% commission in cash and a 2% expenses allowance in cash and 10% additional in common stock at a 110% of market price over a five day average.  No funds were raised under the agreement and the agreement terminated by its terms.

NOTE 8.                    INCOME TAXES.

The deferred tax asset as of December 31, 2011 and 2010 was approximately $163,000 and $76,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax assets of December 31, 2011 and 2010 of $0.  There is no income tax provision for either year due to the change in valuation allowance.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.  At December 31, 2011 Intreorg had an unused net operating loss carry over approximating $1.1 million that is available to offset future taxable income, it expires beginning 2025.

NOTE 9.                    SUBSEQUENT EVENTS.

The Company evaluated events through February 14, 2013 for subsequent events to be included in its December 31, 2011 financial statements herein.

On September 5, 2012 the Company entered Board of Directors agreements with three Directors. The Directors are each to be paid an annual fee of $24,000 payable in cash or in common stock options at the Company’s discretion.

On September 14, 2012 the Company sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.

On October 30, 2012 the Company entered into a Consulting agreement with its Chief Executive Officer for the term of one year. As compensation the he will receive $120,000 per year as well as 20,000 shares of common stock and 20,000 common stock options per month with a 2 year term and a cashless exercise provision.

On October 30, 2012 the Company issued a total of 180,000 shares of common stock for Board of Director fees for year ended 2012. In addition the Company issued 20,000 shares of common stock for services and 75,000 shares of common stock to a former Director as settlement of his services performed to the Company.

On October 31, 2012 the Company entered into an intellectual property license and consulting agreement with a related party. The following are the terms:

(a)	Upon the execution and as of the effective date of this Agreement, two hundred and fifty thousand 250,000 shares of restricted common stock.
(b)
Thereafter and until the second anniversary, twenty thousand 20,000 shares of restricted common stock monthly, and one percent (1%) of Gross Sales of products and/or services on quarterly gross sales being payable in the form of cash or restricted common stock, with the amount of all restricted common stock being based on the market close on the last business day of each month in each quarter as it is found in Bloomberg.

(c)
Thereafter and until the third anniversary, twenty thousand 20,000 shares of restricted common stock solely for the purposes of compensation for licensor’s  Consulting Services, and two percent 2% of Gross Sales of products and/or services on quarterly gross sales being payable in the form of cash or restricted common stock, with the amount of all restricted common stock being based on the market close on the last business day of each month in each quarter as it is found in Bloomberg.

(d)
Following the third anniversary, twenty thousand 20,000 shares of restricted common stock solely for the purposes of compensation for licensor’s Consulting Services, and three percent 3 % of Gross Sales of products and/or services on quarterly gross sales being payable in the form of cash or restricted common stock, with the amount of all restricted common stock amount based on the market close on the last business day of each month in each quarter as it is found in Bloomberg.

(e)
In the event that no Gross Sales exist for any given period compensation will solely be the issuance of twenty thousand 20,000 shares of restricted common stock, with such issuance being based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.

On October 31, 2012 a related party converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,650 shares of common stock at a price of $1.00 per share.

ITEM 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 26, 2010, our Board of Directors approved the engagement of LBB & Associates Ltd., LLP  ("LBB"), of Houston, Texas to be our independent registered public accounting firm. The action to  engage new auditors was approved solely by the Board of Directors. During the two most recent fiscal  years prior to their appointment and through September 30, 2010, we did not consult with LBB regarding  the application of accounting principles to a specific transaction, either completed or proposed, or the type  of audit opinion that might be rendered on our financial statements, nor did LBB provide advice to us,  either written or oral, that was an important factor we considered in reaching a decision as to the  accounting, auditing or financial reporting issue.

Further, during the two most recent fiscal years prior to their appointment and through September 30,  2012, we did not consult the entity of LBB on any matter that was the subject of a disagreement as that  term is defined in Item 304(a)(1) (iv) of Regulation S-K, or a reportable event.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.  generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework .  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the existence of the material weaknesses as of December 31, 2011, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•
Inadequate segregation of duties within an account or process. Management has determined that it does not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

•
Inadequate Policies & Procedures.  Management has determined that its existing policies and procedures are limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions.  This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

•
Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

•	Failure to timely file all Current Reports on Form 8-K. As reported in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, we failed to timely file two Current Reports on Form 8-K.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that do not require smaller reporting companies such as the Company to provide such an auditor attestation report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2011 fiscal period.

Management has formulated a remediation plan in the first quarter of 2012 that will be implemented in our fiscal year 2012, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2012, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.                  Other Information.

Not applicable.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of February 20, 2013. Each of the persons that served as one of our directors during the year ended December 31, 2011, except Redgie Green, have resigned; we have since filled those vacancies with the persons who currently serve on our board as listed below.  There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Position

Steven R. Henson, M.D.	51	CEO, President and Director
Redgie Green	60	Director
Michael Farmer	52	Director

Steven R. Henson, M.D.  Dr. Steven R. Henson has served as our Chief Executive Officer, President and Chairman of the Board of Directors since March 16, 2012; he has been one of our directors since 2011.  Since 2007 Dr. Henson has served as the Director of Emergency Medicine for Galichia Heart Hospital.  During the period 2004 through 2009, Dr. Henson served on the Board of Directors of Epic Holdings, Inc. He also served on the Board of Directors of EagleMed, LLC, and served as the Executive Medical Director of EagleMed from 1995 through the present.  Dr. Henson has also served on the Board of Directors of Indulge Media Group, from 2008 through the present.  During that same time period, he also served as CFO for Indulge Media Group.  From March 31, 2011 through February 2012, Dr. Henson served on the Board of Directors of Sun River Energy, Inc.  Dr. Henson also served on the Board of Directors for Aero Innovative Corporation from 2009 through the present, and he served on the Board of Directors for Oxford Development Company from 2010 through 2011. Dr. Henson is also the President and CEO of Rangeford Resources, Inc., where he also serves as a director, since December 2012.  Dr. Henson graduated from Emporia State University with a B.S. in Biology and Chemistry and an M.D. from the University of Kansas School of Medicine.

Although the judgment was satisfied, in August 2010, there was a judgment against Dr. Henson, SSA of Wichita, Inc. and SSA, Inc.(the "Defendants"), jointly and severally for actual damages in the aggregate amount of approximately $2,100,270 and punitive damages in the amount of $1,000,000.  Plaintiffs and Defendants allegedly created a joint venture or partnership in 2002 to provide certain services to a hospital pursuant to and that Defendants would collect and divide the revenue generated therefrom. The parties allegedly agreed that Defendants would take out a loan from the hospital to pay the parties for the services until such services provided enough revenue to pay them; allegedly, they further agreed that any revenues received should first be used to pay back the hospital loan.  The parties ceased providing services to the hospital in 2007 after the hospital decided not to use the services provided by the joint venture any longer.  After such termination, the Plaintiffs alleged that Defendants were receiving accounts receivable for services provided to the hospital over the last few prior months prior to such termination and further alleged that Defendants were evasive about responding to inquiries regarding same, how to dissolve the joint venture and about distributing any such revenue; they further alleged that Defendant would not provide an accounting of the joint venture or partnerhsip.  Through Plaintiff's petition, it seems Dr. Henson believed each of the parties to be independent contractors of SSA, Inc. and that he and his wife as SSA shareholders were entitled to all of the profit. The Plaintiffs sued Defendants upon, among other things, breach of contract, breach of fiduciary duty, conversion and unjust enrichment claims.

On June 7, 2012, several former shareholders (including Dr. Henson) of Sun River Energy, Inc. (“Sun River”) filed a derivative action against Sun River and its management in a case now styled Colin Richardson, et al., derivatively on behalf of Sun River Energy, Inc. v. Sun River Energy, Inc. v. Donal R. Schmidt, Jr., et al., Cause No. DC-12-06318, in the District Court of Dallas County, Texas.  On January 24, 2013, the Court found the Plaintiffs in the case had shown a probable right to the relief sougt at final hearing and a likelihood of success on the claims of breach of fiduciary duty, fraudulent transfer and certain defamation claims, and entered a temporary injunction against Sun River and its management.  The temporary injunction prevents the Company from any performance, claims of default, payments, transfer or other actions with respect to certain Notes and Mortgages; any payments on those Notes based on alleged past due compensation; entry into contracts by Donal R. Schmidt, Jr. to lease, purchase, or sell Sun River’s interest in its hard rock minerals, coal, oil, timber, gas and or other minerals, and any and all issuances of stock or any other compensation, payments, bonuses, gifts or other transfers outside of normal payment activity. On February 7, 2013, Defendants Schmidt et al. filed an Amended Answer, Special Exception, Counterclaim and Original Third Party Petition that asserts claims against Rangeford Resources, Inc. ("Rangeford") for breach contract, breach of fiduciary duty, misappropriation of confidential information, conversion, constructive trust and conspiracy and places some of the blame for these alleged actions on Dr. Henson. Both Rangeford and Dr. Henson believe the claims are completely without merit and will defend their respective positions vigorously.

Redgie Green.   Mr. Green has served as a member of our Board of Directors since March 2008.  Mr. Green became a director of Golden Dragon Holdings Corp in March 2006. Mr. Green has served as the Chief Executive Officer and a Director of Legacy Technology Holdings, Inc. since October 2010 and as a Director of Momentum BioFuels, Inc. since May 2012.  Mr. Green served as the Chief Executive Officer of Sun River Energy, Inc. from January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. He served as a director of ASPI, Inc. from 2006 through the fall of 2009 and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 1990. He has been an active investor in small capital and high-tech adventures since 1987.  He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. (now Aspi, Inc.) from March 2006 until October 2009. Mr. Green serves as a director of IntreOrg Systems, Inc. and International Paintball, Inc.

Michael Farmer.  Mr. Farmer is an experienced entrepreneur and business owner with a track record of developing and leading organizations to profitable growth.  Mr. Farmer is President and CEO of GlobalOne Pet, Inc., an innovative pet food company that he co-founded in 2008.  Mr. Farmer is also a director of INTREOrg Systems, Inc., and the American Pet Products Association.  In 2001, Mr. Farmer co-founded FIRSTRAX, Inc., which became the leading innovator in pet accessory products.  As President and CEO, he led the company to rapid growth as it developed patented pet containment products which were distributed throughout the world.  The company was sold to United Pet Group in early 2005.  Prior to co-founding FIRSTRAX, Mr. Farmer was the Executive Vice President for Doskocil (Petmate), a market leader in non-food pet products from 1998 to 2001.  In 1994, Mr. Farmer joined Dogloo, a market leader in plastic pet shelters as the Vice President of Sales and Marketing.  Mr. Farmer was promoted to Executive Vice President and General Manager in 1997.  Mr. Farmer spent the first 11 years of his career with the Coleman Company, the world leader in outdoor recreational products.  While at Coleman, Mr. Farmer served in a variety of capacities including Director of Operations, Design Director, Director of Engineering and Materials Management, and Director of Marketing and Product Development.  Mr. Farmer has a Bachelor of Science degree in Industrial Technology from Emporia State University, where he earned All American academic and basketball honors.  He also earned an MBA from Wichita State University.

Corporate Governance

Our Board of Directors has three directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that 2 members of the Board are independent.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2011; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, Dr. Henson's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms we received, we believe that during the year ended September 30, 2012, all such filing requirements applicable to our Company were complied with, except that reports were filed late by the following persons:

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Dr. Henson	-	-	1 (1)
Mr. Green	-	-	1 (2)
Mr. Farmer	-	-	2 (3)

(1) Dr. Henson filed an initial Form 3 on June 2, 2011 for a total of 433,951 shares, including shares underlying a convertible note.  Since then, we have issued him additional shares, for services provided to us, for which he did not file a Form 4.

(2)  Mr. Green filed an initial Form 3 in June 2008 for 25,000 shares. Since then, we have issued him additional shares or options, for services provided to us, for which he did not file a Form 4.

(3)  Mr. Farmer did not file an initial Form 3 when he was appointed to our Board (in October 2012).  Since joining the Board, we have issued Mr. Farmer 20,000 shares of our common stock and options to purchase shares of our common stock as compensation for his board services, as well as 500,000 shares of our common stock pursuant to his $250,000 investment in the company; however, Mr. Farmer has not filed any Section 16(a) forms to report such ownership.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

In 2007, our Board of Directors adopted a Code of Business Conduct which applies to our directors, officers, employees and representatives.  The Code of Business Conduct sets forth guidelines for public communications, conflicts of interest policies, anti-competitive activities, our policies regarding confidential and proprietary information, information on insider trading restrictions and policies regarding financial investments by the covered persons, and includes a code of ethics for our employees.   In 2007 our Board also adopted a Code of Ethics that applies to our Board members and sets out our policies related to conflicts of interest, confidentiality, legal compliance, competition and corporate opportunities, and reporting illegal or unethical behavior.  Lastly, in 2007 our Board also adopted a Code of Ethics for Financial Professionals which provides additional guidelines for our chief executive officer, chief financial officer, controller and any other person providing similar functions to us. Our codes of ethics are attached as exhibits to this Form and can be found on our website, www.intreorg.com.  Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

ITEM 11.                   EXECUTIVE COMPENSATION.

The following table summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2010 and 2011.

Mr. Russell K. Boyd served as our Chairman of the Board of  Directors  since  November of 2004 and in April 2009, he was appointed the Chief Executive Officer and acting principal  accounting officer.  Mr. Boyd resigned as an officer and director on October 17, 2012. Mr. Boyd, who was the only person required to be included in the executive summary compensation table, only received $1,000 for the year ended December 31, 2011 and that was compensation for his services rendered as a director; otherwise, he did not receive any compensation that is required to be reported in such table for the fiscal years covered by this Report.

We entered into a Corporate Officer Consulting Engagement Agreement with Dr. Henson, which was effective as of September 5, 2012, whereby Dr. Henson agreed to act in the capacity of Chief Executive Officer for the Company in return for $120,000 per annum, as well as a monthly issuance of 20,000 shares of common stock and 20,000 warrants to purchase common stock.  Dr. Henson's warrants shall have a 2 year term, the exercise price shall be equal to the closing sale price of our Common Stock on the date of issuance and they shall contain a cashless exercise provision. Dr. Henson is also eligible to receive bonuses, incentives and additional warrants pursuant to the terms set forth in his agreement.  In light of our cash position, Dr. Henson has agreed that all salaries owed to him under the agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive; if such funds are not available by October 2013, he shall receive the cash compensation in the form of options.  Initially, Dr. Henson will devote up to 25 hours per week to the Company.

Outstanding Equity Awards at Fiscal Year-End

Mr. Boyd, who was the only person required to be included in the outstanding equity awards table,  did not have any outstanding equity awards that are required to be reported in such table for the fiscal years covered by this Report.

Director Compensation

During the fiscal year ended December 31, 2011 the amount of compensation paid to our directors for their services was $500 for each meeting attended.  The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Russell K. Boyd	1,000	0	0	0	0	0	1,000

Mark Hall	500	0	0	0	0	0	500

Redgie Green	1,000	0	0	0	0	0	1,000

Thimothy Walford	500	0	0	0	0	0	500

Steven Henson	500	0	0	0	0	0	500

Donal Schmidt	500	0	0	0	0	0	500

Between April 2012 and October 2012, each of Mssrs. Walford, Hall, Schmidt and Boyd resigned as directors.  We issued Mssr. Boyd 20,000 shares of our common stock upon his resignation for board services rendered, for which he had not theretofore been compensated.

On October 30, 2012, we entered into an agreement with each of Dr. Henson and Messrs. Green and Farmer, the members of our current Board of Directors, whereby they each agreed to serve on our Board of Directors in return for an annual director’s fee of $24,000.  In light of our cash position, Dr. Henson and Mssrs. Green and Farmer agreed that all cash salaries owed under his respective agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive; if such funds are not available by October 2013, each shall receive the cash compensation in the form of options.  In addition, we agreed to pay Dr. Henson an initial retainer award consisting of options to purchase up to 300,000 shares of our stock, with 100,000 at $1.00 per share and 200,000 at $3.00 per share, subject to the vesting requirements of the agreement and the Company’s Stock Option and Award Plan, and each of Messrs. Green and Farmer an initial retainer award consisting of options to purchase up to 300,000 shares of the Company’s stock, with 100,000 at $1.00 per share and 200,000 at $3.00 per share, subject to the vesting requirements of the agreement and the Company’s Stock Option and Award Plan.  Additionally, on October 30, 2012, the Board approved issuing 20,000 shares of our common stock to each person who served or shall serve on our Board during any time of 2012.

Compensation Policies and Practices as they Relate to Risk Management

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of February 20, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of February 20, 2013, we had 12,268,866 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of February 20, 2013.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 20, 2013 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Steven R. Henson, M.D.	525,286	4.28%
Redgie Green	120,000	0.98%
Michael Farmer	520,000 (1)	4.24%
All officers and directors as a group (three persons)	1,165,286	9.50%

J.H. Brech, LLC	1,424,468	11.61%
Harry McMillan	2,014,468 (2)(3)	16.42%
C.E. McMillan Family Trust	2,014,468 (2)(3)	16.42%

(1)           Includes 500,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Farmer and over which he has voting and dispositive control of the shares of the Company’s common stock held by such entity and 20,000 shares he received for his director services.

(2)           Includes 1,424,468 shares held by J.H. Brech, LLC ("JHB"), 340,000 shares held by Cicerone Corporation Development, LLC ("CCD") and 250,000 shares held by Public Issuers Stock Analytics, LLC ("PISA"). McMillan, on behalf of the CE McMillan Family Trust (the "McMillan Trust"), is the manager of JHB, CCD and PISA (JHB, CCD and PISA are collectively referred to herein as the "Entities").  Mr. McMillan is the Trustee of the McMillan Trust, for the benefit of his wife and their children.  McMillan, as trustee of the McMillan Trust and the McMillan Trust may each be deemed to beneficially own the shares of common stock beneficially owned by the Entities.  Each disclaims beneficial ownership of such shares.

(3)          The McMillan Trust, which owns PISA, and McMillan, as Managing Member of PISA and trustee of the McMillan Trust, may each be deemed to beneficially own the shares of common stock owned by PISA.  Each disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	0	n/a	2,000,000
Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2011 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC ("JHB") to provide access to funding for our operations.  Under the terms of the 8% revolving credit note, we have access of up to $500,000.   JHB is managed by Harry McMillan on behalf of the C.E. McMillan Family Trust (the "McMillan Trust"), over which Harry McMillan is the trustee; as a result of this management, among other things, each of Mr. McMillan and the C.E. McMillan Family Trust indirectly own approximately 16.42% of our common stock and are therefore deemed Beneficial Owners as such term is defined in Item 403 of Regulation S-K.  Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein.

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

The Company may prepay the note at any time without penalty.  Upon an event of default, Brech has the right to accelerate the note.  Events of default include:

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

At December 31, 2011, the Company owes this related party $158,959 for amounts advanced to the Company for working capital expenses. During the year ended December 31, 2011 $54,315 was advanced under this arrangement.  During 2011, the Company reclassified the $104,644 balance of related party advances to this line of credit.

In May 2009, we also entered into a Consulting Agreement with JHB under which it agreed to  act as a consultant and provide us with a variety of services including strategic planning, assistance in  business development, internal capital structuring, and structuring new debt and equity offerings. JHB  did not receive compensation under this Agreement, other than reimbursement for expenses. The  agreement was terminated on May 7, 2011.

Our principal executive offices are also located in JHB's offices. The use of the office space was  included in our consulting arrangement with JHB and although the consulting agreement terminated, we  continue to use the space rent free.

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at December 31, 2011 totaled $76,789.

As stated elsewhere in this Report, On October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC (“PISA”).  The McMillan Trust, one of our Beneficial Owners as such term is defined in Item 403 of Regulation S-K, owns PISA and Mr. McMillan is the Managing Member of PISA.   The term of the PISA agreement is for three years and entitles PISA to the following compensation: 250,000 shares of Common Stock upon execution of the PISA Agreement; 20,000 shares per month based on the closing price of the Common Stock on the last business day of each respective month (the "Share Royalty"); and, 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  At the time of this Report, PISA has only received the initial 250,000 shares of Common Stock due upon signing the PISA Agreement; the Issuer has not issued, booked or paid the Share Royalty due for November - January, nor has PISA received any Gross Sales Royalty.  Additionally, we maintain the right to pay the Share Royalty and Gross Sales Royalty in cash.

Effective May 23, 2011, the Company entered into a Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement was effective until December 12, 2011.  As its consulting fee under the Cicerone Agreement, Cicerone was entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance; the exercise price of the warrants were based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Cicerone Agreement, the Company agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services. As of December 31, 2011, Cicerone was owed $36,817 for reimbursable expenses, but all such expenses have since been repaid.  As of December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of the Cicerone Agreement, with a grant date fair value of approximately $58,000.  Although we have not physically issued the certificates to Cicerone, we have reflected these shares as issued and outstanding at December 31, 2011.  We also issued a total of 160,000 warrants to Cicerone pursuant to the Cicerone Agreement as of December 31, 2011.

In August 2008, we received a bridge loan from our current CEO, Dr. Henson.  The bridge note was due and payable in February 2009, but remains unpaid.  Under the terms of the related note, the note retains interest at the rate of 9%  per annum and is convertible at a conversion price equal to $1.00 per share.  As of December 31, 2012, the entire principal and interest due and owing is $7,821.41.  In light of our relationship with Dr. Henson, he has not demanded payment of this note as of the date of this Report.

Although the annual amount may not exceed the requires thresholds, due to some of the relationships, we believe that Rangeford Resources, Inc. is a related party.  On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the PISA software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  Our CEO, Dr. Henson also serves as the President of Rangeford and serves as a director on Rangeford's Board of Directors.

Promoters and Certain Control Persons

Other than J.H. Brech, LLC ("JHB"), none of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Director Independence

Our board of directors has determined that we have two board members that qualify as “independent” as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.  Messrs. Green and Farmer are our independent directors.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2011 and 2010.

	2011	2010

Audit Fees	$5,655	$14,835
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$5,655	$14,835

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to our Articles of Incorporation (1)
3.3	Bylaws (1)
10.1	Form of Convertible Promissory Note in the principal amount of $406,960.90 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC (5)
10.2	Form of Convertible Promissory Note in the principal amount of $29,841.56 dated April 21, 2009 from INTREorg Systems, Inc. to Charles J. Webb (5)
10.3	Form of Convertible Promissory Note in the principal amount of $34,400 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC and form of extension (5)
10.4	Consulting Agreement dated May 15, 2009 by and among INTREorg Systems, Inc. and J.H. Brech LLC. (3)
10.5	INTREorg Systems, Inc. 2010 Stock Option and Award Incentive Plan (2)
10.6	Form of bridge note and forms of extension agreements (5)
10.7	Funding/Financing Referral/Placement Agency Agreement with Eurpoa Securities, LLC. (4)
10.8	Form of extension for J.H. Brech notes (5)
10.9	Corporate Officer Consulting Engagement Agreement with Dr. Henson, dated October 31, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.10	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.11	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.12	Board of Directors Agreement with Redgie Green, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.13	Board of Directors Agreement with Michael Farmer, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
14.1	Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*           filed herewith

**           In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended.
(2)	Incorporated by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on June 7, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed on May 26, 2009.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed on October 8, 2010.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.
February 22, 2013	By: /s/ Steven R. Henson
Steven R. Henson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Steven R. Henson Steven R. Henson	Chief Executive Officer, President, director, principal executive officer and principal financial and accounting officer	February 22, 2013
/s/ Redgie Green Redgie Green	Director	February 22, 2013
/s/ Michael Farmer Michael Farmer	Director	February 22, 2013