Form 10-Q
period 2012-03-31
INTREorg SYSTEMS INC.
filed 2013-03-19
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.
(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366
Southlake, TX 76092
817-491-8611
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of  "larger accelerated filer," “accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

As of March 15, 2013, the Registrant has 12,268,866 shares of common stock outstanding.

INTRODUCTORY NOTE

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS:

Current Assets:
Cash	$189	$33
Total Current Assets	189	33

TOTAL ASSETS	$189	$33

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$307,301	$307,769
Accounts payable - related party	151,632	119,372
Accrued interest and other liabilities	192,070	177,255
Accrued contingencies	483,236	483,237
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,201	471,202
Total Current Liabilities	2,126,440	2,079,835

Long-Term Liabilities
Revolving line of credit - related party	158,959	158,959
Total Liabilities	2,285,399	2,238,794
Commitments and Contingencies
Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,580,016 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively	782,455	782,455

Additional paid in capital	110,801	101,579

Deficit accumulated during the development stage	(3,178,466)	(3,122,795)

Total stockholders' deficit	(2,285,210)	(2,238,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$189	$33

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$750

Depreciation	-	-	15,585
General and administrative	35,597	42,060	2,941,256

Total Expenses	35,597	42,060	2,956,841

Net Operating Loss	(35,597)	(42,060)	(2,956,091)

Other Income/ (Expense)

Forgiveness of debt	-	-	166,902
Interest Expense	(20,074)	(16,903)	(389,277)

Total other revenue / (expense)	(20,074)	(16,903)	(222,375)

Net Loss	$(55,671)	$(58,963)	$(3,178,466)

Net Loss per share of common
stock	$(0.01)	$(0.01)
Weighted average number of common
shares outstanding	10,580,016	10,320,016

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2012	2011	2012
			(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(55,671)	$(58,963)	$(3,178,466)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock issued for services	-		483,434
Depreciation	-	-	16,372
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities
(Increase) Prepaid expenses	-	1,173	-
Increase in Accounts Payable and accrued expenses	14,347	48,995	998,392
Increase in accounts payable related party	32,258		123,810
Increase / (decrease) in accrued contingencies	-	-	483,237

Net Cash Flows Used by Operating Activities	(9,066)	(8,795)	(1,072,221)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Capital contribution	9,222	-	9,222
Increase / (decrease) in notes payable		-	521,000
Increase / (decrease) in related party revolving line of credit		8,795	158,959
Proceeds from sale of common stock	-	25,000	153,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	9,222	33,795	1,089,781

Net (Decrease) Increase in Cash	156	25,000	189

Cash at Beginning of Period	33	52	-

Cash at End of Period	$189	$25,052	$189

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$471,201	$471,201

See Accompanying Notes to Financial Statements

Notes to Financial Statements
INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
 March 31, 2012

NOTE 1.   ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December 31st.

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2011 as filed with the SEC on Form 10-K on February 22, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 as reported in the Form 10-K have been omitted.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,126,251 at March  31 2012. During the three months ended March 31, 2012, the Company did not generate any revenues. At March 31, 2012, the Company had a deficit accumulated during its development stage of $3,178,466.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2012, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2.                      RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations.  Under the terms of the 8% revolving line of credit, we have access of up to $500,000.  Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and  August of 2012;  however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein.  As of the date of this Report, since the abeyance was lifted, the Company has not taken any advances under this line of credit.

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on the earlier of:

●	June 19, 2014, or
●	the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

At the Company's sole discretion, we can pay the interest in shares of our common valued as follows:

●	if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly the Pink Sheets), interest shares are valued at the greater of $1.00 per share or the fair market value as determined in good faith by us based upon the most recent arems-length transaction, or
●	if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

The Company may prepay the note at any time without penalty.  Upon an event or default, Brech has the right to accelerate the note.  Events of default include:

●	our failure to pay the interest and principal when due,
●	a default by us under the terms of the note,
●	appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,
●	a liquidation of our company or a sale of all or substantially all of our assets, or
●	a change of control of our company as defined in the note.

Advances and Convertible Debt

See also Note 6 – Subsequent Events.

At March 31, 2012, the Company owes JH Brech, a related party, $158,959 for amounts advanced to the Company for working capital expenses under a line of credit.  During the year ended December 31, 2011, $54,315 was advanced under this arrangement.  During 2011, the Company reclassified the $104,644 balance of related party advances to this line of credit.

Convertible notes payable to a related party total $471,202 as of March 31, 2012.  $441,361 of such amount was converted into the Company's common stock on October 31, 2012.  Accrued and unpaid interest on all of the related party's notes at March 31, 2012 totaled $78,144.

Cicerone Consulting Agreement

As of March 31, 2012 and December 31, 2011, Cicerone Corporate Development, LLC ("Cicerone") is owed $36,817 for reimbursable expenses on behalf of the Company, under the terms of the Company's consulting agreement with Cicerone.

Board Compensation

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares are to be valued at $.15 per share, the value on the date of issuance. As of March 31, 2012, the Company recorded a liability of $27,000 for the future issuance of these shares.

NOTE 3.                      NOTES PAYABLE

The Company's notes total $521,000 and bear interest at rates ranging for 6% to 10% per annum.  Accrued and unpaid interest at March 31, 2012 amounted to $192,070 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company's notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of March 31, 2012 and December 31, 2011, management estimated $483,236 and $483,237, respectively,  as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

During the three months ended March 31, 2012, the Company did not issue any shares of its common stock.

During the three months ended March 31, 2012, the Company received proceeds of $9,222 from a shareholder as a capital contribution.

2010 Stock Option and Award Incentive Plan

On June 29, 2010, the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At March 31, 2012, the Company has not made any grants under the Plan.

NOTE 6.                      SUBSEQUENT EVENTS.

The Company entered Board of Directors agreements, with an effective date of September 5, 2012, with three Directors. The Directors are each to be paid an annual fee of $24,000 payable in cash or in common stock options at the Company’s discretion.  Additionally, each member received 300,000, 3-year option which vest at the one-year anniversary of the agreement.  100,000 options are exercisable at $1.00 and the remaining 200,000 are exercisable at $3.00.

On September 14, 2012, the Company sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.

During September 2012, the Company issued 100,000 shares to Cicerone related to services performed as a consultant in 2011.  These shares were reflected as issued at December 31, 2011.

On October 30, 2012, the Company entered into a consulting agreement with its Chief Executive Officer for the term of one year. As compensation , he will receive $120,000 per year.

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company.

On October 30, 2012, the Company entered into an intellectual property license and consulting agreement with Public Issuer Stock Analytics ("PISA"), a related party. The term of this agreement is for three years and entitles the related party to the following compensation: 250,000 shares of Common Stock upon execution of the agreement; 20,000 shares per month based on the closing price of the Common Stock on the last business day of each respective month (the "Share Royalty"); and, 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, the third party's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  As of the date of this Report, PISA has received the initial 250,000 shares of Common Stock due upon execution of the agreement and an aggregate of 100,000 shares as Share Royalty, and 10,200 shares based on Gross Sales Royalty. The Company maintains the right to pay the Share Royalty and Gross Sales Royalty in cash.

On October 31, 2012, a related party converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,450 shares of common stock at a price of $1.00 per share.

Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA.  PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property.  The term of the PISA Agreement is for three years.  Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  PISA had gross sales of $4,600 in December 2012 and gross sales of $5,600 in January 2013.  As of the date of this Report, PISA has received the initial 250,000 shares of Common Stock due upon execution of the agreement and an aggregate of 100,000 shares as Share Royalty, and 10,200 based on Gross Sales Royalty.

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

Going Concern

We reported a net loss of $55,671 for the quarter ended March 31, 2012 and we have incurred net losses of approximately $3,178,466 since inception through March 31, 2012.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the fiscal quarters ended March 31, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended March 31, 2012, we recognized operational expenses of $35,597 compared to $42,060 during the same quarter in 2011.  The decrease of $6,463 or 15% was a result of the reduced professional fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2012, we recognized a net loss of $55,671 compared to $58,963 for the same quarter in 2011.  The decrease of $3,292 was attributable to the reduced professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2012, we had a working capital deficit of $2,126,251 as compared to a working capital deficit of $2,079,802 at December 31, 2011. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately $46,605 at March 31, 2012 from December 31, 2011 primarily related to the  related party advances and additional accrual of interest.  Accounts payable decreased approximately $468, while accrued interest and other liabilities, which includes accrued but unpaid interest on our various debt obligations, increased approximately $14,815.

During 2011, we received working capital advances totaling $54,315 from J.H. Brech, LLC, a related party.   During the year ended December 31, 2010, J.H. Brech, LLC made working capital advances totaling of $104,644.  This amount is non-interest bearing and due on demand.   At March 31, 2012, we owe a total of $158,959, under the working capital line of credit.

At March 31, 2012, we also owe J.H. Brech, LLC, an aggregate of $471,201 of principal and $78,144 of accrued interest under the convertible promissory notes.  These notes, which are convertible at the option of the holder into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012, but have since been converted to stock (see below.)

Our balance sheet at March 31, 2012 includes $483,236 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2012 we have $521,000 principal amount and $192,070 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities  for the fiscal quarter ending March 31, 2012 was $9,066 as compared to net cash used in operating activities of $8,795 for the period ending March 31, 2011.  During the period ending March 31, 2012, net cash used in operating activities included increases in accounts payable, accrued expenses and accounts payable, related parties.  We did not generate or use any cash from investing activities as of March 31, 2012.   Net cash provided by financing activities in each of the quarters ended March 31, 2012 and 2011,  reflects proceeds from equity transactions and, in 2011, amounts advanced to us by J.H. Brech, LLC, a related party.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  In March 2011, we raised $100,000 in a private placement of our securities and we continue to seek the additional necessary capital.  We do not, however, have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Conversion of Debt to Equity

On October 31, 2012, J.H. Brech converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,450 shares of common stock at a price of $1.00 per share.  The underlying common stock issued has not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

Item 4.      CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below in "Material Weakness in Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the existence of the following material weaknesses:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2011 fiscal year.

Management has formulated and continued to implement a remediation plan that will continue through the end of fiscal 2012, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal year 2012, and are reasonably likely to materially affect our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

**XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INTREorg Systems, Inc.

Dated:   March 18, 2013

By:  /s/ Steven R. Henson
Steven R. Henson
President and CEO

.