Form 10-Q
period 2012-06-30
INTREorg SYSTEMS INC.
filed 2013-03-21
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:

Current Assets:
Cash	.	$33
Total Current Assets	-	33

TOTAL ASSETS	$-	$33

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$314,852	$307,769
Accounts payable - related party	161,919	119,372
Accrued interest and other liabilities	205,795	177,255
Accrued contingencies	483,236	483,237
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,201	471,202
Total Current Liabilities	2,158,003	2,079,835

Long-Term Liabilities
Revolving line of credit - related party	158,959	158,959
Total Liabilities	2,316,962	2,238,794
Commitments and Contingencies
Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at June 30, 2012 and December 31, 2011, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
10,580,016 shares issued and outstanding
at June 30 2012 and December 31, 2011, respectively	782,455	782,455

Additional paid in capital	110,801	101,579

Deficit accumulated during the development stage	(3,210,218)	(3,122,795)

Total stockholders' deficit	(2,316,962)	(2,238,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$33

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$750

Depreciation	-	-	-	-	15,585
General and administrative	11,490	156,364	47,087	198,423	2,952,746

Total Expenses	11,490	156,364	47,087	198,423	2,968,331

Net Operating Loss	(11,490)	(156,364)	(47,087)	(198,423)	(2,967,581)

Other Income / (Expense)

Forgiveness of debt	-	-	-	-	166,902
Interest Expense	(20,262)	(17,091)	(40,336)	(33,995)	(409,539)

Total other income / (expense)	(20,262)	(17,091)	(40,336)	(33,995)	(242,637)

Net Loss	$(31,752)	$(173,455)	$(87,423)	$(232,418)	$(3,210,218)

Net Loss per share of common
stock	$(0.00)	$(0.02)	$(0.01)	$(0.02)
Weighted average number of common
shares outstanding	10,580,016	10,413,423	10,580,016	10,366,977

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2012	2011	2012
			(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(87,423)	$(232,418)	$(3,210,218)
Adjustments to reconcile net loss to net cash used
by operating activities	-
Common stock issued for services	-	76,080	483,434
Depreciation	-	-	16,372
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities			-
(Increase) Prepaid expenses	-	1,173	-
Increase in Accounts Payable and accrued expenses	35,623	42,710	1,019,669
Increase in accounts payable related party	42,545		134,097
Increase / (decrease) in accrued contingencies	-	(2,900)	483,237

Net Cash Flows Used by Operating Activities	(9,255)	(115,355)	(1,072,409)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Capital contribution	9,222	-	9,222
Increase / (decrease) in notes payable		-	521,000
Increase / (decrease) in related party revolving line of credit		16,845	158,959
Proceeds from sale of common stock	-	100,000	153,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	9,222	116,845	1,089,781

Net (Decrease) Increase in Cash	(33)	1,490	-

Cash at Beginning of Period	33	52	-

Cash at End of Period	$0	$1,542	$0

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$471,201	$471,201

See Accompanying Notes to Financial Statements

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2012

NOTE 1.   ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December 31st.

Basis of Presentation

Interim Accounting

In the opinion of the  management  of the Company,  the  accompanying  unaudited financial statements include all material adjustments,  including all normal and recurring  adjustments,  considered  necessary to present  fairly the  financial position and  operating  results of the Company for the periods  presented.  The financial  statements and notes do not contain certain  information  included in the Company's  financial  statements for the year ended December 31, 2011. It is the Company's  opinion that when the interim  financial  statements  are read in conjunction  with the  December  31,  2011  Audited  Financial  Statements,  the disclosures  are  adequate to make the  information  presented  not  misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,158,003 at June 30 2012. During the six  months ended June 30, 2012, the Company did not generate any revenues. At June 30, 2012, the Company had a deficit accumulated during its development stage of $3,210,218.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2012, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Advances and Convertible Debt

See also Note 6– Subsequent Events.

At June 30, 2012 and December 31, 2011, the Company owes a related party $158,959 for amounts advanced to the Company for working capital expenses under a line of credit.  During the year ended December 31, 2011, $54,315 was advanced under this arrangement.  During 2011, the Company reclassified the $104,644 balance of related party advances to this line of credit.

Convertible notes payable at June 30, 2012 and December 31, 2011 to a  related party consist of three notes totaling $471,201, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at June 30, 2012 and December 31, 2011 totaled $84,681 and $76,789, respectively.

Cicerone Consulting Agreement

As of June 30, 2012, Cicerone Corporate Development, LLC ("Cicerone") is owed $36,817 for reimbursable expenses on behalf of the Company, under the terms of the Company's previous consulting agreement with Cicerone.

Board Compensation

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares are to be valued at $.15 per share the value on the date of issuance. As of June 30, 2012, the Company recorded a liability of $30,750 for the future issuance.

NOTE 3.                      NOTES PAYABLE.

The Company’s notes payable totaling $521,000 bear interest at per annum rates from 6% to 10%. Accrued and unpaid interest at June 30, 2012 amounted to $205,795 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company’s notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of June 30, 2012, management estimated $483,236 as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

During the six months ended June 30, 2012, the Company did not issue any shares of its common stock.

2010 Stock Option and Award Incentive Plan

On June 29, 2010 the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At December 31, 2011 and June 30, 2012 the Company has not made any grants under the Plan.

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

During September 2012, the Company issued 100,000 shares to Cicerone related to services performed as a consultant during 2011.  These shares were reflected as issued at December 31, 2011.

On October 30, 2012, the Company entered into a Consulting agreement with its Chief Executive Officer for the term of one year. As compensation the he will receive $120,000 per year.

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company.

On October 30, 2012, the Company entered into an intellectual property license and consulting agreement with a related party. The term of this agreement is for three years and entitles the related party to the following compensation: 250,000 shares of Common Stock upon execution of the agreement; 20,000 shares per month based on the closing price of the Common Stock on the last business day of each respective month (the "Share Royalty"); and, 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, the third party's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  As of the date of this Report, PISA has received the initial 250,000 shares of Common Stock due upon execution of the agreement and an aggregate of 100,000 shares as Share Royalty, and 10,200 shares based on Gross Sales Royalty.  Additionally, the Company maintains the right to pay the Share Royalty and Gross Sales Royalty in cash.

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

The independent registered public accounting firm’s report on the Company’s financial statements as of June 30, 2012 includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern

We have incurred net losses of approximately $3,210,218 since inception through June 30, 2012.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

During the three months ended June 30, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the three months ended June 30, 2012, we recognized operational expenses of $11,490 compared to $156,364 during the three months ended  June 30, 2011.  The decrease of $144,874 or 92.65 % was a result of reduced professional and consulting fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended June 30, 2012, we recognized a net loss of $31,752 compared to $173,455 for the same period in 2011.  The decrease of $141,703 was attributable to the reduced professional and consulting fees.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

During the six months  ended June 30, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the six months  ended June 30 2012, we recognized operational expenses of $47,087 compared to $198,423 during the six months  ended June 30, 2011.  The decrease of $151,336 or 76.27 % was a result of reduced professional and consulting fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the six months ended June 30, 2012, we recognized a net loss of $87,423 compared to $232,418 for the same period in 2011.  The decrease of $319,841 was attributable to the reduced professional and consulting fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2012 we had a working capital deficit of $2,158,003 as compared to a working capital deficit of $2,079,802 at December 31, 2011. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately $78,168 at June 30, 2012 from December 31, 2011 primarily related to the reclassification of certain long term liabilities as short term borrowings combined with a payment in full of related party advances.  Accounts payable increased approximately $7,083, while accrued expenses and liabilities which includes accrued but unpaid interest on our various debt obligations, increased approximately $71,085.

During 2011, we received working capital advances totaling $54,315 from J.H. Brech, LLC, a related party.   During the year ended December 31, 2010, J.H. Brech, LLC made working capital advances totaling of $104,644.  This amount is non-interest bearing and due on demand.   At June 30, 2012, we owe a total of $158,959, under the working capital line of credit.

At June 30, 2012, we also owe J.H. Brech, LLC, an aggregate of $471,201 of principal and $84,861 accrued interest under the terms convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012, but have since been converted to stock (see below.)

Our balance sheet at June 30, 2012 includes $483,236 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2012 we have $521,000 principal amount and $205,795 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the fiscal quarter ending June 30, 2012 was $9,267 as compared to net cash used in operating activities of $115,355 for the period ending June 30, 2011.  During the period ending June 30, 2011, net cash used in operating activities included $76,080 in expenses related to the issuance of common stock and warrants for services, together with decreases in prepaid expenses and accrued contingencies offset by increases in accounts payable, accrued expenses and accounts payable, related parties.  During the period ending June 30, 2012, net cash used in operating activities included an increase in accounts payable and accrued expenses. We did not generate or use any cash from investing activities as of June 30, 2012.   Net cash provided by financing activities in each of the quarters ended June 30, 2012 and 2011 reflects proceeds from equity transactions and, in 2011, amounts advanced to us by J.H. Brech, LLC, a related party.

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

Dated:   March 19, 2013

By:   /s/ Steven R. Henson
Steven R. Henson
President and CEO