Form 10-Q
period 2012-09-30
INTREorg SYSTEMS INC.
filed 2013-03-21
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS:

Current Assets:
Cash	$97,732	$33
Total Current Assets	97,732	33

TOTAL ASSETS	$97,732	$33

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable	$258,393	$307,769
Accounts payable - related party	141,360	119,372
Accrued interest and other liabilities	213,257	177,255
Accrued contingencies	483,236	483,237
Notes payable	521,000	521,000
Convertible promissory notes - related party	471,201	471,202
Total Current Liabilities	2,088,447	2,079,835

Long-Term Liabilities
Revolving line of credit - related party	133,959	158,959
Total Liabilities	2,222,406	2,238,794

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
11,080,016 and 10,580,016 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	1,032,455	782,455

Additional paid in capital	110,801	101,579

Deficit accumulated during the development stage	(3,267,930)	(3,122,795)

Total stockholders' deficit	(2,124,674)	(2,238,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$97,732	$33

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$750

Depreciation	-	-	-	-	15,585
General and administrative	37,742	138,879	84,830	337,302	2,990,489

Total Expenses	37,742	138,879	84,830	337,302	3,006,074

Net Operating Loss	(37,742)	(138,879)	(84,830)	(337,302)	(3,005,324)

Other Income / (Expense)

Forgiveness of debt	-	-	-	-	166,902
Interest Expense	(19,969)	(20,563)	(60,305)	(54,558)	(429,508)

Total other income / (expense)	(19,969)	(20,563)	(60,305)	(54,558)	(262,606)

Net Loss	$(57,711)	$(159,442)	$(145,135)	$(391,860)	$(3,267,930)

Net Loss per share of common
stock	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Weighted average number of common
shares outstanding	10,596,320	10,460,016	10,585,490	10,410,053

See Accompanying Notes to Financial Statements

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2012	2011	2012

Cash Flows from Operating Activities
Net Loss	$(145,135)	$(391,860)	$(3,267,930)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock issued for services	-	166,815	483,434
Depreciation	-	-	16,372
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities
(Increase) Prepaid expenses	-	1,173	-
Increase in accounts payable and accrued expenses	(13,374)	35,599	970,671
Increase in accounts payable related party	21,986	36,817	113,538
Increase / (decrease) in accrued contingencies	-	(2,900)	483,237

Net Cash Flows Used by Operating Activities	(136,523)	(154,356)	(1,199,678)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Capital contribution	9,222	-	9,222
Increase / (decrease) in notes payable	-	-	521,000
Increase / (decrease) in related party revolving line of credit	(25,000)	54,315	133,959
Proceeds from sale of common stock	250,000	100,000	403,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	234,222	154,315	1,314,781

Net (Decrease) Increase in Cash	97,699	(41)	97,732

Cash at Beginning of Period	33	52	-

Cash at End of Period	97,732	$11	$97,732

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$471,202	$471,202

See Accompanying Notes to Financial Statements

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2012

NOTE 1.   ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December 31st.

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2011 as filed with the SEC on Form 10-K on February 22, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2011 as reported in Form 10-K have been omitted.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,990,715 at September 30, 2012. During the nine months ended September 30, 2012, the Company did not generate any revenues. At September 30, 2012, the Company had a deficit accumulated during its development stage of $3,267,930.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2012, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2.   RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations.  Under the terms of the 8% line of credit, we have access of up to $500,000.  Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein.  As of the date of this Report, since the abeyance was lifted, the Company has not taken any advances under this line of credit.

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

Advances and Convertible Debt

See also Note 6 – Subsequent Events.

At September 30, 2012, the Company owes JH Brech, a related party, $133,959 for amounts advanced to the Company for working capital expenses.

Convertible notes payable to a related party total $471,201 as of September 30, 2012.  $441,361 was converted to shares of common stock of the Company on October 31, 2012.  Accrued and unpaid interest on all of the notes at September 30, 2012 totaled $110,368.

Cicerone Consulting Agreement

As of September 30, 2012, Cicerone Corporate Development, LLC ("Cicerone") is owed $36,817 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone.

Board Compensation

On September 5, 2012, the Company entered into Board of Directors agreements with three Directors. The Directors are each to be paid an annual fee of $24,000 payable in cash or in common stock options at the Company’s discretion.  Additionally, each Director was granted 300,000, 3-year common stock options which vest on the first anniversary date of the agreement.  100,000 shares are exercisable at $1.00 per share and the remaining 200,000 are exercisable at $3.00 per share.

As of  September 30, 2012, all of the Company’s notes payable, except for the line of credit, are past due and in default.

NOTE 3.                      NOTES PAYABLE

The Company's notes total $521,000 and bear interest at rates ranging for 6% to 10% per annum.  Accrued and unpaid interest at September 30, 2012 amounted to approximately $213,000 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company's notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of September 30, 2012, management estimated $483,236,  as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

On September 14, 2012, the Company sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.

During the nine months ended September 30, 2012, the Company received proceeds of $9,222 from a shareholder as a capital contribution.

During September 2012, the Company issued 100,000 common shares to Cicerone related to services performed as a consultant during 2011.  These shares were reflected as outstanding at December 31, 2011.

2010 Stock Option and Award Incentive Plan

On June 29, 2010, the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At September 30, 2012, the Company has not made any grants under the Plan.

NOTE 6.                      SUBSEQUENT EVENTS.

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares are to be valued at $.15 per share, the value on the date of issuance. As of September 30, 2012, the Company recorded a liability of $34,500 for future issuances.

On October 30, 2012, the Company entered into a consulting agreement with its Chief Executive Officer for the term of one year.  As compensation, he will receive $120,000 per year.

On October 31, 2012, a related party converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,450 shares of common stock at a price of $1.00 per share.

On October 31, 2012, the Company entered into an intellectual property license and consulting agreement with, Public Issuer Stock Analytics, a related party. The following are the terms:

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

As of the date of this report, PISA has received 250,000 shares of common stock due upon execution of the agreement, and an aggregate of 100,000 shares related to the monthly conmpensation, as well as 10,200 shares based on gross sales.

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

Going Concern

We have incurred net losses of approximately $3,267,930 since inception through September 30, 2012.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the three months ended September 30, 2012, we recognized operational expenses of $37,742 compared to $138,879 for the three months ended September 30, 2011.  The decrease of $101,137 or 73% was a result of reduced professional and consulting fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended September 30, 2012, we recognized a net loss of $57,711 compared to $159,442 for the three months ended September 30, 2011.  The decrease of $101,731 was attributable to the $101,137 decrease in operational expenses combined with a $594 decrease in interest expense.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

During the nine months  ended September 30, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the nine months ended September 30, 2012, we recognized operational expenses of $84,830 compared to $337,302 for the nine months ended September 30, 2011.  The decrease of $252,472 or  75% was a result of reduced professional and consulting fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the nine months ended September 30, 2012, we recognized a net loss of $145,135 compared to $391,860 for the period ended September 30, 2011.  The decrease of $246,725 was attributable to the $252,472 decrease in operational expenses combined with a $5,747 increase in interest expense.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2012 we had a working capital deficit of $1,990,715 as compared to a working capital deficit of $2079,802 at December 31, 2011. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately $8,612 at September 30, 2012 from December 31, 2011 primarily related to related party advances and additional accrual of interest.  Accounts payable decreased approximately $49,376, while accrued expenses and liabilities which includes accrued but unpaid interest on our various debt obligations, increased approximately $57,990.

During the nine months ended September 31, 2012, we sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.  During the year ended December 31, 2010, J.H. Brech, LLC made working capital advances totaling of $104,644.  This amount is non-interest bearing and due on demand.   At September 30, 2012, we owe a total of $133,959, under the working capital line of credit.

At September 30, 2012, we also owe J.H. Brech, LLC, an aggregate of $471,201 of principal and $110,638 of accrued interest under the convertible promissory notes.  These notes, which are convertible at the option of the holders into shares of our common stock at a conversion price of $1.00 per share, mature between April 10, 2012 and April 21, 2012, but have since been converted to stock (see below.)

Our balance sheet at September 30, 2012, includes $483,236 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At September 30, 2012, we have $521,000 principal amount and approximately $213,000 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities  for the nine months  ending September 30, 2012 was $136,523 as compared to net cash used in operating activities of $154,356 for the period ending September 30, 2011.  During the period ending September 30, 2011, net cash used in operating activities included $166,815 in expenses related to the issuance of common stock and warrants for services, together with decreases in prepaid expenses and accrued contingencies offset by increases in accounts payable, accrued expenses and accounts payable, related parties.  During the period ending September 30, 2012, net cash used in operating activities included an increase in accounts payable and accrued expenses. We did not generate or use any cash from investing activities as of September 30, 2012.  During the nine months ended September 31, 2012, we sold 500,000 shares of common stock at $0.50 per share for net proceeds of $250,000, compared to the sale of 100,000 shares of common stock for $100,000 at September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during the period covered by this report, and are reasonably likely to materially affect our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 14, 2012, the Company sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares are to be valued at $.15 per share the value on the date of issuance. As of September 30, 2012, the Company recorded a liability of $34,500 for future issuances.

On October 30, 2012, the Company entered into a Consulting agreement with its Chief Executive Officer for the term of one year. As compensation, he will receive $120,000 per year.

On October 30, 2012, the Company entered into an intellectual property license and consulting agreement with a related party; pursuant to the agreement, the Company issued 250,000 shares of Common Stock to such party.

On October 31, 2012, a related party converted a total of $441,361 of convertible notes payable and accrued interest of $91,089 into 532,650 shares of common stock at a price of $1.00 per share.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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