Form 10-Q/A
period 2012-09-30
INTREorg SYSTEMS INC.
filed 2013-03-25
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

 As of March 15, 2013, the Registrant has 12,268,866 shares of common stock outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on March 21, 2013, and is being filed solely to amend the first page, being the cover page, in order to correct typographical errors on the cover page, in the first paragraph reading as “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)...." and in the fourth paragraph reading as "Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site...."  On the original 10-Q the “No” box was inadvertently checked for both questions, whereas  the “Yes” box should have been checked as shown above on this amendment.

This Amendment No. 1 to the Form 10-Q contains only the cover page, this Explanatory Note, the shortened Section 302 Certification, the Exhibit Table and the Signature Page.  No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and, except as set forth herein, does not modify or update in any way disclosures made in the original Form 10-Q.

Accordingly, the Amendment should be read in conjunction with the original Form 10-Q, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the original filing.

ITEM 5.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q/A.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INTREorg Systems, Inc.

Dated:   March 22, 2013

By:  /s/ Steven R. Henson
Steven R. Henson
President and CEO