Form 10-K
period 2012-12-31
INTREorg SYSTEMS INC.
filed 2013-04-16
CIK 1295560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,572,152.40.

As of April 11, 2013, the Registrant has 12,248,866 shares of common stock outstanding.

TABLE OF CONTENTS

		Page No.
Part I
Item 1.	Business.	4
Item 1A.	Risk Factors.	9
Item 1B.	Unresolved Staff Comments.	17
Item 2.	Properties.	17
Item 3.	Legal Proceedings.	17
Item 4.	Mine Safety Disclosure.	17
Part II

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

Unless specifically set forth to the contrary, when used in this Report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, “2011” refers to the year ended December 31, 2011, and “2012” refers to the year ended December 31, 2012.

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

•	Stock inventory modeling;
•
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

•	Enforce lock-ups; and,
•	Improved investor relations.

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

Customers

Over the past two fiscal years, we have signed one client - Rangeford Resources, Inc. (“Rangeford”) - and use the PISA technology for our own shareholder base. Accordingly, the loss of this customer will have a material adverse effect on our business and operations. We currently intend that our clients will consist of smaller, emerging reporting companies that are trying to gain insight on their capitalization to better evaluate their status and the types of corporate actions they may pursue.

On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the PISA software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions in the agreement. (See, "Certain Relationships and Related Transactions,” and “Director Independence")

Intellectual Property

We do not currently have any registered trademarks nor do we own any patents.  However, our services use EQUINTELTM, a proprietary technology that helps analyze certain data.  We intend to apply for the appropriate protection if it becomes necessary.

Employees

As of April 11, 2013, we had no full time or part time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

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

ITEM 1A.                      RISK FACTORS.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $3,400,000 as of December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2012, we reported a net loss of $289,742.  We had a working capital deficit of $1,533,783 at December 31, 2012.  We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $1,579,843 at December 31, 2012, which includes $286,068 in accounts payable, $283,742 in accrued expenses and liabilities, which principally includes accrued interest on our various debt obligations and accrued contingencies and $521,000 in notes payable which are past due.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and t is unlikely we will be able to continue as a going concern.

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

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2012 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2012 and 2011, fairly present in all material respects our  financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 and 2011 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2012 and 2011. During its evaluation, as of December 31, 2011 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

PART II

ITEM 5.                MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the OTCQB under the symbol, "IORG."  Our common stock was also quoted in the over-the-counter bulletin board until May 21, 2012, for failure to be current in our SEC filings.  (See "Risk Factors").

The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2011
First quarter ended March 31, 2011	$1.30	$1.15
Second quarter ended June 30, 2011	$1.15	$1.15
Third quarter ended September 30, 2011	$0.75	$0.51
Fourth quarter ended December 31, 2011	$0.25	$0.25

2012
First quarter ended March 31, 2012	$0.20	$0.18
Second quarter ended June 30, 2012	$0.15	$0.15
Third quarter ended September 30, 2012	$0.22	$0.15
Fourth quarter ended December 31, 2012	$0.23	$0.23

The last sale price of our common stock as reported on the OTC QB was $0.25 on April 11, 2013.  As of April 11, 2013, there were approximately 113 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Other than the sales listed below, information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, are included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On October 31, 2012, J.H. Brech, LLC converted outstanding notes into shares of common stock at $1 per share.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA.  PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property.  The term of the PISA Agreement is for three years.  Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of common stock when the PISA Agreement was executed; 20,000 common shares per month based on the closing price of our common stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of common stock; if paid in common stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  PISA had gross sales of $4,600 in December 2012 and gross sales of $5,600 in January 2013.  As of the date of this Report, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and an aggregate of 100,000 shares as Share Royalty, and 10,200 based on Gross Sales Royalty.

As described later in this section, our ability to fully implement our business plan is dependent both on implementing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.  Going forward, we expect that our efforts will be focused on parallel courses to achieve both of these goals.  While we have raised funds in private offerings, there are no assurances, however, that we will be able to raise all of the necessary capital and without access to funding we will be unable to pursue other aspects of our business development and may have to cease operations completely.

Going Concern

We have incurred net losses of approximately $3,400,000 since inception through December 31, 2012.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

During the years ended December 31, 2012 and 2011, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2012, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2012, we recognized operational expenses of $218,784 compared to $407,020 during the year ended December 31, 2011.  The decrease of $188,236 or  46% was a result of the reduced professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2012, we recognized a net loss of $289,742 compared to $482,061 for the year ended December 31, 2011.  The decrease of $192,319 or 40% was attributable to the reduced professional fees.

Liquidity and Capital Resources

At December 31, 2012, we had a working capital deficit of $1,533,783. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

During the year ended December 31, 2012, we sold 500,000 shares of common stock at $0.50 per share for net proceeds of $250,000.   During the year ended December 31, 2010, J.H. Brech, LLC made working capital advances totaling of $104,644.  This amount is non-interest bearing and due on demand.   At December 31, 2012, we owe a total of $121,693, under the working capital line of credit.

On October 31, 2012, the balance of notes totaling $471,201, along with $61,449 of accrued and unpaid interest,  owed to J.H. Brech, LLC, was converted at $1 per share to 532,650 shares of common stock.

Our balance sheet at December 31, 2012 includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2012 we have $521,000 principal amount and $216,771 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

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

Conversion of Debt to Equity

On October 31, 2012, J.H. Brech converted a total of $471,201 of convertible notes payable and accrued interest of $61,449 into 532,650 shares of common stock at a price of $1.00 per share.  The underlying common stock issued has not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Intreorg Systems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Intreorg Systems, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intreorg Systems, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
April 11, 2013

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS:

Current Assets:
Cash	$26,060	$33
Advances - related party	20,000	-

Total Current Assets	46,060	33

Licensing agreement	37,500	-

TOTAL ASSETS	$83,560	$33

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$286,068	$307,769
Accounts payable - related party	35,743	119,372
Accrued interest and other liabilities	283,742	177,255
Accrued contingencies	453,290	483,237
Notes payable	521,000	521,000
Convertible promissory notes - related party	-	471,202
Total Current Liabilities	1,579,843	2,079,835

Long-Term Liabilities
Revolving line of credit - related party	121,693	158,959
Total Liabilities	1,701,536	2,238,794

Commitments and Contingencies

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at December 31, 2012 and 2011	-	-

Common Stock, no par value; 100,000,000 shares authorized
12,202,266 and 10,580,016 shares issued and outstanding
at December 31, 2012 and 2011, respectively	1,653,913	782,455

Additional paid in capital	140,648	101,579

Deficit accumulated during the development stage	(3,412,537)	(3,122,795)

Total stockholders' deficit	(1,617,976)	(2,238,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,560	$33

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations

			November 3, 2003
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012
			(Unaudited)
Revenue	$-	$-	$750

Depreciation	-	-	15,585
General and administrative	218,784	407,020	3,124,443

Total Expenses	218,784	407,020	3,140,028

Operating Loss	(218,784)	(407,020)	(3,139,278)

Other Income / (Expense)

Forgiveness of debt	-	-	166,902
Interest Expense	(70,958)	(75,041)	(440,161)

Total other income / (expense)	(70,958)	(75,041)	(273,259)

Net Loss	$(289,742)	$(482,061)	$(3,412,537)

Net loss per share of common
stock	$(0.03)	$(0.05)
Weighted average number of common
shares outstanding	10,910,908	10,444,071

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows

			November 3, 2003
	For the Year Ended		(Inception) to
	December 31,		December 31,
	2012	2011	2012
			(Unaudited)
Cash Flows from Operating Activities
Net Loss	$(289,742)	$(482,061)	$(3,412,537)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock and options issued for services	81,155	224,579	564,589
Depreciation	-	-	16,372
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities
(Increase) Prepaid expenses	-	1,173	-
Advances - related party	(20,000)		(20,000)
Increase in Accounts Payable and accrued expenses	84,786	33,550	1,068,831
Increase in accounts payable related party	(22,181)	71,325	69,371
Increase / (decrease) in accrued contingencies	(29,947)	(2,900)	453,290

Net Cash Flows Used by Operating Activities	(195,929)	(154,334)	(1,259,084)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Capital contribution	9,222	-	9,222
Increase in notes payable	-	-	521,000
Increase / (decrease) in related party revolving line of credit	(37,266)	54,315	121,693
Proceeds from sale of common stock	250,000	100,000	403,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	221,956	154,315	1,302,515

Net (Decrease) Increase in Cash	26,027	(19)	26,060

Cash at Beginning of Period	33	52	-

Cash at End of Period	$26,060	$33	$26,060

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-		$471,202
Debt and accued interest converted to Common Stock	$532,650		$532,650
Common Stock issued for licensing agreement	$37,500		$37,500

The accompanying financial statements are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
(A Development Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
From November 3, 2003 (Inception) through December 31, 2012

						Deficit
					Additional	Accum. During
	Comon Stock		Preferred A Stock		Paid in	the Development
	# of Shares	Amount	# of Shares	Amount	Capital	Stage	Totals

Balance - November 3, 2003 (Unaudited)	-	$-		$-	$-	$-	$-
Stock issued for cash	1,000,000	5,000					5,000
Net Loss for period		-			-	(3,325)	(3,325)
Balance - December 31, 2003 (Unaudited)	1,000,000	5,000	-	-	-	(3,325)	1,675

Stock issued for cash	33,000	16,500	169,100	169,100	-		185,600
Stock issued for services	145,833	729			-		729
Stock issued for compensation	448,333	13,518			-		13,518
Net Loss for period					-	(605,823)	(605,823)
Balances - December 321, 2004 (Unaudited)	1,627,166	35,747	169,100	169,100	-	(609,148)	(404,301)

Stock issued for cash	64,000	32,000	76,000	76,000	-		108,000
Stock issued for services	297,000	8,850			-		8,850
Stock issued for compensation	61,000	30,500			-		30,500
Stock issued for interest	990,000	9,900	2,000	2,000	-		11,900
Net Loss for period					-	(657,305)	(657,305)
Balances - December 31, 2005 (Unaudited)	3,039,166	116,997	247,100	247,100	-	(1,266,453)	(902,356)

Stock issued for services	250,000	125,000			-		125,000
Stock issued for interest	1,831,250	18,313			-		18,313
Net Loss for period					-	(313,399)	(313,399)
Balances - December 31, 2006 (Unaudited)	5,120,416	260,310	247,100	247,100	-	(1,579,852)	(1,072,442)

Stock issued for services	812,000	8,120			-		8,120
Stock issued for interest	2,635,000	26,350			-		26,350
Net Loss for period					-	(383,975)	(383,975)
Balances - December 31, 2007 (Unaudited)	8,567,416	294,780	247,100	247,100	-	(1,963,827)	(1,421,947)

Stock issued for services	625,000	6,250			-		6,250
Stock issued for interest	757,500	7,575			-		7,575
Convert preferred to common	247,100	247,100	(247,100)	(247,100)	-		-
Reconciliation differences	108,000				-		-
Net Loss for period					-	(294,601)	(294,601)
Balances - December 31, 2008 (Unaudited)	10,305,016	555,705	-	-	-	(2,257,028)	(1,701,323)

Stock issued for services	15,000	3,750					3,750
Net Loss for period					-	(158,975)	(158,975)
Balances - December 31, 2009	10,320,016	559,455	-	-	-	(2,416,003)	(1,856,548)

Net Loss for period	-	-	-	-	-	(224,731)	(224,731)
Balances - December 31, 2010	10,320,016	559,455	-	-	-	(2,640,734)	(2,081,279)

Receipt of payment for common stock	100,000	100000	-	-		-	100,000
Warrants issued for consulting services	-	-	-	-	101,579	-	101,579
Stock issued for consulting fees	160,000	123,000					123,000
Net Loss for period	-	-	-	-	-	(482,061)	(482,061)
Balances - December 31, 2011	10,580,016	782,455	-	-	101,579	(3,122,795)	(2,238,761)

Capital contribution	-	-	-	-	9,222	-	9,222
Receipt of payment for common stock	500,000	250,000	-	-	-	-	250,000
Common Stock issued for Directors fees	275,000	38,250	-	-	-	-	38,250
Options issued for Directors fees	-	-	-	-	29,847	-	29,847
Conversion of notes payable and accrued interest
to common stock - related party	532,650	532,650	-	-	-	-	532,650
Common stock issued for licensing agreement
related party	250,000	37,500	-	-	-	-	37,500
Common stock issued for licensing fees	64,600	13,058					13,058
Net Loss for period						(289,742)	(289,742)
Balance - December 31, 2012	12,202,266	$1,653,913	-	-	$140,648	$(3,412,537)	$(1,617,976)

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2012 and 2011

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

Development Stage Company

The Company has not earned significant revenues from limited principal operations.  Accordingly, the Company's activities have been accounted for as those of a development stage enterprise, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 915, Development Stage Entities. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,533,783 at December 31, 2012. During the year ended December 31, 2012, the Company did not generate any revenues. At December 31, 2012, the Company had a deficit accumulated during its development stage of $3,412,537.

The Company is in the development stage and has not earned revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to raise the necessary capital to further implement its business plan,  launch its operations and ultimately achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern.  However, management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than assets’ carrying amount.

Amortization

The Company will amortize its license agreement over its three year estimated useful life beginning in January 2013, the date placed in service.

Fair Value Estimates

Pursuant to the ASC 820, “Fair Value Measurements and Disclosures”, the Company records its financial assets and liabilities at fair value. ASC 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC 820 establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Share Based Expenses

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values, as required by FASB ASC 718.

Common stock, stock options and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, as required by FASB ASC 505. In accordance with ASC 505, the stock options or common stock warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying common stock on the “valuation date,” which for options and warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock up through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of December 31, 2012, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on the earlier of:

·	June 19, 2014, or
·	the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

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

At December 31, 2012 and 2011, the Company owes JH Brech, a related party, $121,693 and $158,959, respectively for amounts advanced to the Company for working capital expenses.

Convertible Debt

Convertible notes payable to a related party totaled $471,201 as of December 31, 2011.  On October 31, 2012 the note balance of $471,201 and accrued interest of $61,449 was converted to shares of common stock of the Company.

Cicerone Consulting Agreement

As of December 31, 2012, Cicerone Corporate Development, LLC ("Cicerone") is owed $36,817 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.   See also Note 6.

Board Compensation

On September 5, 2012, the Company entered into Board of Directors agreements with three Directors. The Directors are each to be paid an annual fee of $24,000 payable in cash or in common stock options at the Company’s discretion.  Additionally, each Director was granted 300,000, 3-year common stock options which vest on the first anniversary date of the agreement.  100,000 shares are exercisable at $1.00 per share and the remaining 200,000 are exercisable at $3.00 per share. As the total fair value of the options at the date of grant for the year ended December 31, 2012 was $.13. to $.14 per share based on the Black-Scholes pricing model, resulting in consulting expense of $29,847.  The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0.30%, annual volatility of between 247%, risk free interest rate of 0%, and expected life of 3 years.

On October 30, 2012, the Company entered into a consulting agreement with its Chief Executive Officer for the term of one year.  As compensation, he will receive $120,000 per year.

NOTE 3.    NOTES PAYABLE.

The Company's notes total $521,000 at December 31, 2012 and 2011and bear interest at rates ranging for 6% to 10% per annum.  Accrued and unpaid interest at December 31, 2012 and 2011 amounted to approximately $216,771 and $177,255 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company's notes payable are past due and in default.

NOTE 4.    COMMITMENTS AND CONTINGENCIES.

At December 31, 2012 and 2011, management estimates there is a potential liability $453,290 and $483,237, respectively, related to the operations under the former management of the Company.  The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2012 or since, through the date of these financial statements.

On October 30, 2012, the Company entered into a consulting agreement with its Chief Executive Officer for the term of one year.  As compensation, he will receive $120,000 per year.

NOTE 5.   CONVERTIBLE NOTES PAYABLE – RELATED PARTY.

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

On October 31, 2012, the balance of these notes, along with $61,449 of accrued and unpaid interest, was converted at $1 per share to 532,650 shares of common stock.

NOTE 6.    CAPITAL STOCK.

During the year ended December 31, 2011, the Company received $100,000 for the sale of 100,000 shares of common stock at $1.00 per share to a related party.

During the year ended December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of its consulting agreement, with a grant date fair value of approximately $58,000.  While we had not issued the certificate as of December 31 2011, the issuance of the certificate is considered a ministerial act we have reflected these shares as issued and outstanding at December 31, 2011. The shares were issued in September 2012.

On September 14, 2012, the Company sold 500,000 shares of common stock at $.50 per share for net proceeds of $250,000.

During the year ended December 31, 2012, the Company received proceeds of $9,222 from a shareholder as a capital contribution.

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares were valued at $0.15 per share, the value on the grant date.

On October 31, 2012, a related party converted a total of $471,201 of convertible notes payable and accrued interest of $61,449 into 532,650 shares of common stock at a price of $1.00 per share, as described in Note 5.

On October 31, 2012, the Company entered into an intellectual property license and consulting agreement with, Public Issuer Stock Analytics, a related party. The following are the terms:

1.	Upon the execution and as of the effective date of this Agreement, two hundred and fifty thousand 250,000 shares of restricted common stock.
2.
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

3.
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

4.
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

5.
In the event that no Gross Sales exist for any given period compensation will solely be the issuance of twenty thousand 20,000 shares of restricted common stock, with such issuance being based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.

As of December 31, 2012, PISA has received 250,000 shares of common stock issued upon execution of the agreement, valued at $37,500 ($.15 per share) the fair market value on the date of issuance.  Additionally during 2012. PISA earned an aggregate of 60,000 shares related to the monthly compensation, valued at $12,000 ($.15 to $.23 per share) the fair market value on the date of issuance; 4,600  shares  valued at $552 ($.12 per share) the fair market value on the date of issuance shares based on gross sales. These shares are shown as outstanding at December 31, 2012 as the issuance of such shares is deemed a ministerial act.  Such shares were issued in 2013.

2010 Stock Option and Award Incentive Plan

On June 29, 2010, the Company’s shareholders approved the adoption of the Company’s 2010 Stock Option and Award Incentive Plan (the “Plan”).   The Plan, which provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors of the Company, is administered by a committee consisting of members of the Board of Directors (the "Stock Option Committee"), or in its absence, the Board of Directors.  The Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  At December 31, 2012, the Company has not made any grants under the Plan.

	Weighted-Average		Remaining	Aggregate
Warrants	Shares	Exercise Price	Contractual Term	Intrinsic Value
December 31, 2010	160,000	$0.80	1.69	$101,579-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
December 31, 2011	160,000	0.80	.69	101,579
Granted	900,000	0.80	-	101,579
Exercised	-	$1.00-$3.00	2.75	-

Forfeited or expired	-	-	-	119,388
December 31, 2012	1,060,000	$2.10	2.44	$220,9672
Exercisable at
December 31, 2012	160,000	$0.80	.69	$101,579

NOTE 7.    INCOME TAXES.

The deferred tax asset as of December 31, 2012 and 2011 was approximately $263,000 and $163,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax assets of December 31, 2012 and 2011 of $0.  There is no income tax provision for either year due to the change in valuation allowance.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.  At December 31, 2012 Intreorg had an unused net operating loss carry over approximating $775,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2012 and could be subject to penalty for its delinquency.  Additionally, the availability of its net operating loss may be subject to adjustment.

NOTE 8.   SUBSEQUENT EVENTS.

The Company evaluated events through April 11, 2013 for subsequent events to be included in its December 31, 2012 financial statements herein.

On February 13, 2013, we issued an aggregate of 110,200 shares, including  the 64,600 disclosed in Note 6,  to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement we maintain with them.

On March 21, 2013, 20,000 shares we previously issued to Cicerone Corporate Development, LLC pursuant to our consulting agreement with them were returned to Treasury.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the existence of the following material weaknesses:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2012 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

Management has formulated and continued to implement a remediation plan that will continue through the end of fiscal 2013, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal year 2013, and are reasonably likely to materially affect our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             Other Information.

Not applicable.
PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of April 11, 2013.  There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2012; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2012, all such filing requirements applicable to our Company were complied with.

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

ITEM 11.             EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2012, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2012 and 2011.

Mr. Russell K. Boyd served as our Chairman of the Board of  Directors  since  November of 2004 and in April 2009, he was appointed the Chief Executive Officer and acting principal  accounting officer.  Mr. Boyd resigned as an officer and director on October 17, 2012. On October 30, 2012,  we entered into a settlement agreement and mutual release with Mr. Boyd pursuant to which we issued 20,000 shares of our common stock to Mr. Boyd as compensation for services rendered during 2012.

We entered into a Corporate Officer Consulting Engagement Agreement with Dr. Henson, which was effective as of September 5, 2012, whereby Dr. Henson agreed to act in the capacity of Chief Executive Officer for the Company in return for $120,000 per annum, as well as a monthly issuance of 20,000 shares of common stock and 20,000 warrants to purchase common stock.

In March 2013, we corrected the Corporate Officer Consulting Engagement Agreement with Dr. Henson to accurately reflect the parties intention when they entered into the agreement.  Accordingly, Dr. Henson is now only entitled to cash compensation of $120,000 per year for his services as our Chief Executive Officer.  However, we agreed that the can keep the 20,000 shares of common stock he received when he signed the agreement.  Dr. Henson is also eligible to receive other forms of compensation for additional services provided depending on the nature of the engagement and upon mutual agreement between Dr. Henson and the Company.

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

Outstanding Equity Awards at Fiscal Year-End

Mr. Boyd and Dr. Henson, who are the only person required to be included in the outstanding equity awards table, did not have any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Russell K. Boyd	0	20,000	0	0	0	0	20,000

Mark Hall	0	20,000	0	0	0	0	20,000

Redgie Green	0	95,000	0	0	0	0	95,000

Thimothy Walford	0	20,000	0	0	0	0	20,000

Steven Henson	0	20,000	0	0	0	0	20,000

Michael Farmer	0	20,000	0	0	0	0	20,000

Between April 2012 and October 2012, each of Mssrs. Walford, Hall, Schmidt and Boyd resigned as directors.

On October 30, 2012, we entered into an agreement with each of Dr. Henson and Messrs. Green and Farmer, the members of our current Board of Directors, whereby they each agreed to serve on our Board of Directors in return for an annual director’s fee of $24,000.  In light of our cash position, Dr. Henson and Mssrs. Green and Farmer agreed that all cash salaries owed under his respective agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive; if such funds are not available by October 2013, each shall receive the cash compensation in the form of options.  In addition, we agreed to pay Dr. Henson an initial retainer award consisting of options to purchase up to 300,000 shares of our stock, with 100,000 at $1.00 per share and 200,000 at $3.00 per share, subject to the vesting requirements of the agreement and the Company’s Stock Option and Award Plan, and each of Messrs. Green and Farmer an initial retainer award consisting of options to purchase up to 300,000 shares of the Company’s stock, with 100,000 at $1.00 per share and 200,000 at $3.00 per share, subject to the vesting requirements of the agreement and the Company’s Stock Option and Award Plan.  Additionally, on October 30, 2012, the Board approved issuing 20,000 shares of our common stock to each person who served on our Board during any time of 2012.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 11, 2013 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 11, 2013, we had 12,248,866 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 11, 2013.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 11, 2013 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Steven R. Henson, M.D.	569,951	4.65%
Redgie Green	120,000	0.98%
Michael Farmer	520,000 (1)	4.24%
All officers and directors as a group (three persons)	1,209,951	9.88%

J.H. Brech, LLC	1,424,468	11.61%
Harry McMillan	2,104,668(2)(3)	17.18%
C.E. McMillan Family Trust	2,140,668(2)(3)	17.18%

(1) Includes 500,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Farmer and over which he has voting and dispositive control of the shares of the Company’s common stock held by such entity and 20,000 shares he received for his director services.

(2)           Includes 1,424,468 shares held by J.H. Brech, LLC ("JHB"), 320,000 shares held by Cicerone Corporation Development, LLC ("CCD") and 360,200 shares held by Public Issuers Stock Analytics, LLC ("PISA"). McMillan, on behalf of the CE McMillan Family Trust (the "McMillan Trust"), is the manager of JHB, CCD and PISA (JHB, CCD and PISA are collectively referred to herein as the "Entities").  Mr. McMillan is the Trustee of the McMillan Trust, for the benefit of his wife and their children.  McMillan, as trustee of the McMillan Trust and the McMillan Trust may each be deemed to beneficially own the shares of common stock beneficially owned by the Entities.  Each disclaims beneficial ownership of such shares.

(3)  The McMillan Trust, which owns PISA, and McMillan, as Managing Member of PISA and trustee of the McMillan Trust, may each be deemed to beneficially own the shares of common stock owned by PISA.  Each disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2012  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

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

At December 31, 2012, the Company owes this related party $0 for amounts advanced to the Company for working capital expenses. During the year ended December 31, 2012 $0 was advanced under this arrangement.  On October 31, 2012, the balance of these notes, along with $91,449 of accrued and unpaid interest, was converted at $1 per share to 532,650 shares of common stock.

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

Convertible notes payable to a related party consist of three notes totaling $471,202, and were extended on April 4, 2011 to a maturity date of April 21, 2012, accrue interest of 6% per annum, and provide for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the notes is convertible into shares of the Company's common stock at $1.00 per share.  Accrued and unpaid interest on all of the notes at December 31, 2012 totaled $91,449.

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

Effective May 23, 2011, the Company entered into a Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement was effective until December 12, 2011.  As its consulting fee under the Cicerone Agreement, Cicerone was entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance; the exercise price of the warrants were based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Cicerone Agreement, the Company agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services. As of December 31, 2011, Cicerone was owed $36,817 for reimbursable expenses, but all such expenses have since been repaid.  As of December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of the Cicerone Agreement, with a grant date fair value of approximately $58,000.  Although we have not physically issued the certificates to Cicerone, we have reflected these shares as issued and outstanding at December 31, 2011.  We also issued a total of 160,000 warrants to Cicerone pursuant to the Cicerone Agreement as of December 31, 2011.  In February 2013, the 20,000 shares we issued to Cicerone were returned to Treasury.

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

Although the annual amount may not exceed the required thresholds, due to some of the relationships, we believe that Rangeford Resources, Inc. is a related party.  On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the PISA software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions contained in the agreement.  Our CEO, Dr. Henson also serves as the President of Rangeford and serves as a director on Rangeford's Board of Directors.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2012 and 2011.

	2012	2011

Audit Fees	$18,000	$5,655
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$18,000	$5,655

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the entire Board of Directors.

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

INTREorg Systems, Inc.
April 16, 2013	By: /s/ Steven R. Henson
Steven R. Henson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Steven R. Henson Steven R. Henson	Chief Executive Officer, President, director, principal executive officer and principal financial and accounting officer	April 16, 2013
/s/ Redgie Green Redgie Green	Director	April 16, 2013
/s/ Michael Farmer Michael Farmer	Director	April 16, 2013