Form 10-Q
period 2013-03-31
INTREorg SYSTEMS INC.
filed 2014-09-25
CIK 1295560

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.
(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366
Southlake, TX 76092
817-491-8611
 (Issuer's telephone number)

(Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "larger accelerated filer," “accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	Accelerated Filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes ☐  No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No X

As of September 25, 2014, the Registrant has 13,034,872 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	4

Unaudited Balance Sheets at March 31, 2013 and December 31, 2012	4

Unaudited Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from November 3, 2003 (Inception) to March 31, 2013	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from November 3, 2003 (Inception) to March 31, 2013	6

Unaudited Notes to Financial Statements	7

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 5. Exhibits	16

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	March 31,	December 31,
	2013	2012

ASSETS:

Current Assets:
Cash	$-	$26,060
Advances - related party	-	20,000
Total Current Assets	-	46,060
Licensing agreement	34,375	37,500
TOTAL ASSETS	$34,375	$83,560

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$366,536	$286,068
Accounts payable - related party	48,000	35,743
Accrued interest and other liabilities	314,794	283,742
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Total Current Liabilities	1,703,620	1,579,843
Long-Term Liabilities
Revolving line of credit - related party	127,243	121,693
Total Liabilities	1,830,863	1,701,536
Commitments and Contingencies
STOCKHOLDERS' DEFICIT
Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	-	-
Common Stock, no par value; 100,000,000 shares authorized
12,282,866 and 12,202,266 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively	1,680,913	1,653,913
Additional paid in capital	170,495	140,648
Deficit accumulated during the development stage	(3,647,896)	(3,412,537)
Total stockholders' deficit	(1,796,488)	(1,617,976)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,375	$83,560

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$750

Depreciation	-	-	15,585
General and administrative	220,051	35,597	3,344,494

Total Expenses	220,051	35,597	3,360,079

Operating Loss	(220,051)	(35,597)	(3,359,329)

Other Income / (Expense)

Forgiveness of debt	-	-	166,902
Interest Expense	(15,308)	(20,074)	(455,469)

Total other income / (expense)	(15,308)	(20,074)	(288,567)

Net Loss	$(235,359)	$(55,671)	$(3,647,896)

Net loss per share of common stock	$(0.02)	$(0.01)
Weighted average common shares outstanding	12,230,917	10,580,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			November 3, 2003
	For the Three Months Ended		(Inception) to
	March 31,		March 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(235,359)	$(55,671)	$(3,647,896)
Adjustments to reconcile net loss to net cash used
by operating activities	-
Common stock and options issued for services	56,847	-	621,436
Depreciation	3,125	-	19,497
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities
Advances - related party	20,000	-	-
Increase in accounts payable and accrued expenses	111,520	14,347	1,180,352
Increase in accounts payable related party	12,257	32,258	81,628
Increase in accrued contingencies	-	-	453,290
Net Cash Flows Used by Operating Activities	(31,610)	(9,066)	(1,290,693)
Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)
Net Cash Flows Used by Investing Activities	-	-	(17,372)
Cash Flows from Financing Activities
Receipt of capital contribution	-	9,222	9,222
Increase in loans payable	-	-	521,000
Increase in related party revolving line of credit	5,550	-	127,243
Proceeds from sale of common stock	-	-	403,500
Issuance of Preferred A Stock	-	-	247,100
Net Cash Flows Provided by Financing Activities	5,550	9,222	1,308,065
Net (Decrease) Increase in Cash	(26,060)	156	-
Cash at Beginning of Period	26,060	33	-
Cash at End of Period	$-	$189	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information
Debt converted to Convertible Notes Payable	$-	$-	$471,202
Debt and accrued interest converted to Common Stock	$-	$-	$532,650
Common Stock issued for licensing agreement	$-	$-	$37,500

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2013
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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2012 as filed with the SEC on Form 10-K on April 16, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2012 as reported in Form 10-K have been omitted.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,703,620 at March 31, 2013. During the three months ended March 31, 2013, the Company did not generate any revenues. At March 31, 2013, the Company had a deficit accumulated during its development stage of $3,647,896.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2013, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2.   RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to funding for our operations (the "Line of Credit").  Under the terms of the 8% Line of Credit, we have access of up to $500,000.  Advances under this Line of Credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein.  As of the date of this Report, since the abeyance was lifted, the Company has taken $212,539 in advances under this Line of Credit.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit.

Advances and Convertible Debt

At March 31, 2013, the Company owed JH Brech, a related party, $127,243 for amounts advanced to the Company for working capital expenses.

NOTE 3.                      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at March 31, 2013 amounted to approximately $234,499 and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of March 31, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

During the quarter ended March 31, 2013, the Company authorized the issuance of 65,600 shares valued at $21,600 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the quarter ended March 31, 2013, the Company authorized the issuance of 15,000 shares valued at $5,400 to Kevin A Carreno for legal services.

While we have not issued the certificates for these shares as of March 31, 2013, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2013. The shares have been issued as of the date of this Report.

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

A summary of option activity as of March 31, 2013 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,060,000	$3.00	2.5	$3,180,000

Granted	-	-	-	-
Exercised	-	-		-
Expired	(160,000)	4.25	-	(680,000)

Balance March 31, 2013	900,000	2.33	2.5	$2,097,000

Options exercisable at March 31, 2013	450,000	2.33	2.5	$1,048,500

During the three months ended March 31, 2013, no stock options were granted. Options outstanding total 900,000 shares vest over one year from the date of grant. The stock options have an average exercise price of $2.33 per share and will expire 3 years from the date of grant. The options are estimated to have had a value of approximately $119,388 on the date of grant. The options vest ratably over the vesting period of  one year and stock compensation expense of approximately $29,847 was expensed during the three months ended March 31, 2013.

NOTE 6.                      SUBSEQUENT EVENTS

During the quarter ended June 30, 2013, the Company authorized the issuance of 60,000 shares valued at $13,200 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the quarter ended June 30, 2013, the Company authorized the issuance 100,000 shares valued at $25,000 to Kevin A. Carreno in settlement of outstanding invoices for legal services.

During the quarter ended June 30, 2013, the Company authorized the issuance of 15,000 shares valued at $3,300 to Kevin A Carreno for legal services.

On July 17, 2013, the Company authorized the issuance  32,500 shares valued at $6,500 to Ryan Buchanan for marketing services, web development and maintenance.

During the quarter ended September 30, 2013, the Company authorized the issuance of 60,000 shares valued at $12,400 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the quarter ended September 30, 2013, the Company authorized the issuance of 15,000 shares valued at $3,100 to Kevin A Carreno for legal services.

On October 1, 2013, the Company authorized the issuance of 214,706 shares valued at $42,941 to Vincent J. D’Antonio for legal services.

During the quarter ended December 31, 2013, the Company authorized the issuance of 5,000 shares valued at $1,250 to Keven A. Carreno for legal services.

During the quarter ended December 31, 2013, the Company authorized the issuance of 60,000 shares valued at $14,800 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

Pursuant to the Software Development and Ongoing Maintenance Agreement we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500.

During the quarter ended March 31, 2014, the Company authorized the issuance of 69,800 shares valued at $22,940 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On April 29, 2014, the Company authorized the issuance of 20,000 shares valued at $6,200 to PT Platinum Consulting, LLC for professional services related to financial reporting and accounting.

During the quarter ended June 30, 2014, the Company authorized the issuance of 60,000 shares valued at $18,800 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On July 31, 2014, the Company authorized the issuance of 20,000 shares valued at $5,000 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On August 31, 2014, the Company authorized the issuance of 20,000 shares valued at $4,000 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

As of the date of this Report, all the shares included above have been physically issued, except for the shares authorized during the quarter ended June 30, 2014 and the shares authorized on July 31 and August 31, 2014.

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

Overview

We are a development stage company that was organized for the purpose of providing consulting and "back office" services to other companies.  Our business plan is to become an integrated provider of Software as a Service (SaaS) applications, Stock Transfer Analytics (“STA”) software application and consulting.  Our target market is publicly-traded, emerging growth companies. Our business plan is to engage customers using our proprietary STA software to help customers with compliance, fund raising and investor relations. We believe this will lead to additional opportunities to provide consulting services and/or SaaS for these companies.

Since inception we have been evaluating different models to carry out our business plan and develop the services and software we seek to offer to our customers. We have conducted years of test marketing and spent hundreds of hours of research and development. Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans. However, we continued to maintain our SEC reporting and work on finding products and services that meets our criteria. We believe we have finally established the right business model, products and services, and management group to begin to implement our business plan.

We have been exploring providing consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. There have been preliminary meetings with possible vendors, clients and data providers, but no formal or definitive agreements (other than those described herein) have been entered as of the date of this filing. Since January 1, 2011, we have been focused on obtaining the licensing for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA.  PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property.  The term of the PISA Agreement is for three years.  Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.    As of the date of this Report, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and an aggregate of 440,000 shares as Share Royalty.

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

Recent Events

On June 13, 2013, we signed a Software Development and Ongoing Maintenance Agreement with Central Coast Technology Associates ("Central Coast"). Pursuant to the Software Development Agreement, Central Coast shall help us design, develop and deploy software platforms for our services, for which we agreed to compensate Central Coast $100 for each full hour expended in satisfaction of Central Coast's contractually agreed to duties; provided however, that initially, the maximum hours to be compensated under the Software Development Agreement shall be 1,000, which is subject to adjustment upon proper notification and consent. Central Coast is responsible for keeping accurate records of time spent on services to be provided under the Software Development Agreement and shall be paid upon the completion of certain duties.  In addition to the $100 per hour compensation described above, we also agreed to pay Central Coast an ongoing development fee of $250 for each full hour spent performing such services for our platform.

Central Coast also agreed that during the term of the Software Development Agreement and for the three year period thereafter, it shall not provide software development services to our competitors.

Central Coast secured its obligation to complete its services to us with the options granted to it concurrently with the Software Development Agreement. Pursuant to the terms of the Option Agreement, Central Coast holds an option purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500.

The Software Development Agreement shall continue in perpetuity until terminated, by giving written notice to the other party. Either party may terminate the Software Development Agreement at any time because of a material breach of the terms of the Software Development Agreement, failure to pay fees owed, mutual consent to terminate the agreement or if either party enters into liquidation or becomes unable to pay its debts. Our damages, if any, are limited to the amount of compensation we paid during the term of the Software Development Agreement. The Software Development Agreement also contains indemnification provisions.

On October 5, 2013, we engaged Darren Dunckel as a consultant for the Company. Darren Dunckel has over 20 years of experience in financial services. He has consulted over 500 companies ranging from start up to Fortune 500. Mr. Dunckel has also served on the Board of Directors for several public and private companies and organizations. In addition, he has experience as a CEO of public company. Mr. Dunckel has extensive experience in shareholder analytics. On January 10, 2014, the Board of Directors appointed Mr. Dunckel as the Company's President.

Going Concern

We have incurred net losses of approximately $3.6 million since inception through March 31, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the fiscal quarters ended March 31, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended March 31, 2013, we recognized operational expenses of $220,051 compared to $35,597 during the same quarter in 2012.  The increase of $184,454 or 518% was a result of the increase in professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2013, we recognized a net loss of $235,359, compared to $55,671 for the same quarter in 2012.  The increase of $179,688 was attributable to the increase in professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2013, we had a working capital deficit of $1,703,620 as compared to a working capital deficit of $1,533,783 at December 31, 2012. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately $123,777 at March 31, 2013 from December 31, 2012 primarily related to an increases in accounts payable and accrued interest and other liabilities.  Accounts payable increased $80,468, while accrued interest and other liabilities increased $31,052.

During the three months ended March 31, 2013, J.H. Brech, LLC made working capital advances totaling of $5,550.  At March 31, 2013, we owe a total of $127,243 under the working capital line of credit.

Our balance sheet at March 31, 2013, includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2013, we have $521,000 principal amount and $234,499 of accrued interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2013 was $31,610 as compared to net cash used in operating activities of $9,066 for the period ending March 31, 2012.  We did not generate or use any cash from investing activities during the three months ended March 31, 2013 and 2012.  Cash flows provided by financing activities included an increase of $5,550 from a line of credit to a related party and a capital contribution of $9,222 for the three months ended March 31, 2013 and 2012, respectively.

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

Item 4.     CONTROLS AND PROCEDURES

The Company has failed to timely file its quarterly reports on Form 10Q for the fiscal year ending December 31, 2013 and for the first two quarters of the fiscal year ending December 31, 2014, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding quarterly reports within the next two weeks.

Evaluation of Disclosure Controls and Procedures

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and not included in a previously filed Current Report on Form 8-K is set forth below:

During the quarter ended March 31, 2013, the Company authorized the issuance of 65,600 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the quarter ended March 31, 2013, the Company authorized the issuance of 15,000 shares to Kevin A Carreno for legal services.

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

10.1	Form of Agreement with Central Coast Technology Associates (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on June 18, 2013)

10.2	Form of Option Agreement for Central Coast Technology (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8K filed on June 18, 2013)

10.3	Consulting Agreement with Darren Dunckel (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 14, 2014)
10.4
Form of First Letter of Addendum and First Amendment to $500,000 8% Revolving Credit Note by and between the Company and J.H. Brech, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on August 28, 2014)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL INSTANCE DOCUMENT +
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA +
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE +
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE +
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE +
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE +

** Filed herewith.
+   To be filed via amendment.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INTREorg Systems, Inc.

Dated:   September 25, 2014

By:  /s/ Darren Dunckel
Darren Dunckel
President and CEO