Form 10-Q
period 2013-06-30
INTREorg SYSTEMS INC.
filed 2014-10-09
CIK 1295560

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of October 9, 2014, the Registrant has 13,054,872 shares of common stock outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	4

Unaudited Balance Sheets at June 30, 2013 and December 31, 2012	4

Unaudited Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from November 3, 2003 (Inception) to June 30, 2013	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from November 3, 2003 (Inception) to June 30, 2013	6

Unaudited Notes to Financial Statements	7

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5. Exhibits	15

INTRODUCTORY NOTE

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS:

Current Assets:
Cash	$-	$26,060
Advances - related party	-	20,000

Total Current Assets	-	46,060

Licensing agreement net of amortization	31,250	37,500

TOTAL ASSETS	$31,250	$83,560

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	400,465	286,068
Accounts payable - related party	96,000	35,743
Accrued interest and other liabilities	328,592	283,742
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Total Current Liabilities	1,799,347	1,579,843

Long-Term Liabilities
Revolving line of credit - related party	162,644	121,693
Total Liabilities	1,961,991	1,701,536

Commitments and Contingencies

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
12,457,866 and 12,202,266 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively	1,722,413	1,653,913

Additional paid in capital	200,342	140,648

Deficit accumulated during the development stage	(3,853,496)	(3,412,537)

Total stockholders' deficit	(1,930,741)	(1,617,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,250	$83,560

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$750

Depreciation	-	-	-	-	15,585
General and administrative	191,800	11,490	411,851	47,087	3,536,294

Total Expenses	191,800	11,490	411,851	47,087	3,551,879

Operating Loss	(191,800)	(11,490)	(411,851)	(47,087)	(3,551,129)

Other Income / (Expense)

Forgiveness of debt	-	-	-	-	166,902
Interest Expense	(13,800)	(20,262)	(29,108)	(40,336)	(469,269)

Total other income / (expense)	(13,800)	(20,262)	(29,108)	(40,336)	(302,367)

Net Loss	$(205,600)	$(31,752)	$(440,959)	$(87,423)	$(3,853,496)

Net Loss per share of common stock	$(0.02)	$(0.00)	$(0.04)	$(0.01)
Weighted average number of common
shares outstanding	12,394,679	10,580,016	12,313,112	10,580,016

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			November 3, 2003
	For the Six Months Ended		(Inception) to
	June 30,		June 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(440,959)	$(87,423)	$(3,853,496)
Adjustments to reconcile net loss to net cash used
by operating activities	-
Common stock and options issued for services	128,194	-	692,783
Amortization	6,250	-	22,622
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities
Advances / (repayment) - related party	20,000	-	-
Increase in Accounts Payable and accrued expenses	159,247	35,623	1,228,079
Increase in accounts payable related party	60,257	42,545	129,628
Increase / (decrease) in accrued contingencies	-	-	453,290
Net Cash Flows Used by Operating Activities	(67,011)	(9,255)	(1,326,094)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)
Net Cash Flows Provided (Used) by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Receipt of capital contribution	-	9,222	9,222
Increase in loans payable	-	-	521,000
Increase in related party revolving line of credit	40,951	-	162,644
Proceeds from sale of common stock	-	-	403,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	40,951	9,222	1,343,466
Net Change in Cash	(26,060)	(33)	-

Cash at Beginning of Period	26,060	33	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Informantion
Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Debt converted to Convertible Notes Payable	$-	$-	$471,202
Debt and accued interest converted to Common Stock	$-	$-	$532,650
Common Stock issued for licensing agreement	$-	$-	$37,500

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2013
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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $1,799,347at June 30, 2013. During the six months ended June 30, 2013, the Company did not generate any revenues. At June 30, 2013, the Company had a deficit accumulated during its development stage of $3,853,496.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of June 30, 2013, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

At June 30, 2013, the Company owed JH Brech, a related party, $162,644 for amounts advanced to the Company for working capital expenses.

NOTE 3.                      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at June 30, 2013 amounted to approximately $245,054 and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of June 30, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

During the period ended June 30, 2013, the Company authorized the issuance of 125,600 shares valued at $34,800 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the period ended June 30, 2013, the Company authorized the issuance 130,000 shares valued at $33,700 to Kevin A. Carreno in settlement of outstanding invoices for legal services and for legal services provided.

While we have not issued the certificates for these shares as of June 30, 2013, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at June 30, 2013. The shares have been issued as of the date of this Report.

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

A summary of option activity as of June 30, 2013 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,060,000	$3.00	2.25	$3,180,000

Granted	-	-	-	-
Exercised	-	-		-
Expired	(160,000)	4.25	-	(680,000)

Balance June 30, 2013	900,000	2.33	2.25	$2,097,000

Options exercisable at June 30, 2013	600,000	2.33	2.25	$1,398,000

During the period ended June 30, 2013, no stock options were granted. Options outstanding total 900,000 shares vest over one year from the date of grant. The stock options have an average exercise price of $2.33 per share and will expire 3 years from the date of grant. The options are estimated to have had a value of approximately $119,388 on the date of grant. The options vest ratably over the vesting period of one year and stock compensation expense of $59,694 was expensed during the six months ended June 30, 2013.

NOTE 6.                      SUBSEQUENT EVENTS

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

On September 30, 2014, the Company authorized the issuance of 20,000 shares valued at $6,000 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On October 5, 2013, we engaged Darren Dunckel as a consultant for the Company.  On January 10, 2014, our Board of Directors appointed Mr. Darren Dunckel as the Company's President.

As of the date of this Report, all the shares included above have been physically issued, except for the shares authorized during the quarters ended June 30, 2014 and September 30, 2014.

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

Going Concern

We have incurred net losses of approximately $3.9 million since inception through June 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

During the fiscal quarters ended June 30, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended June 30, 2013, we recognized operational expenses of $191,800, compared to $11,490 during the same quarter in 2012.  The increase of $180,310 or 1569% was a result of the increase in professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended June 30, 2013, we recognized a net loss of $205,600, compared to $31,752 for the same quarter in 2012.  The increase of $173,848 was primarily attributable to the increase in professional fees.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

During the six months ended June 30, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the six months ended June 30, 2013, we recognized operational expenses of $411,851, compared to $47,087 during the same period in 2012.  The increase of $364,764 or 775% was a result of the increase in professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the six months ended June 30, 2013, we recognized a net loss of $440,959, compared to $87,423 for the same period in 2012.  The increase of $353,536 was primarily attributable to the increase in professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2013, we had a working capital deficit of $1,799,347 as compared to a working capital deficit of $1,533,783 at December 31, 2012. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased by $219,504 at June 30, 2013 from December 31, 2012 primarily related to an increases in accounts payable and accrued interest and other liabilities.  Accounts payable and related party accounts payable increased $174,654, while accrued interest and other liabilities increased $44,850.

During the six months ended June 30, 2013, J.H. Brech, LLC made working capital advances totaling of $40,951.  At June 30, 2013, we owe a total of $162,644 under the working capital line of credit.

Our balance sheet at June 30, 2013, includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2013, we have $521,000 principal amount and $245,054 of accrued interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six months ending June 30, 2013 was $67,011, as compared to net cash used in operating activities of $9,255 for the six months ending June 30, 2012.  We did not generate or use any cash from investing activities during the six months ended June 30, 2013 and 2012.  Cash flows provided by financing activities included an increase of $40,951 from a line of credit to a related party and a capital contribution of $9,222 for the six months ended June 30, 2013 and 2012, respectively.

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

Item 4.     CONTROLS AND PROCEDURES

The Company has failed to timely file its quarterly reports on Form 10-Q and the annual report on Form 10-K for the fiscal year ending December 31, 2013, and quarterly reports on Form 10-Q for the first two quarters of the fiscal year ending December 31, 2014, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding quarterly reports by the end of this fiscal year ending December 31, 2014.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 and June 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 or June 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:   October 9, 2014

By:  /s/ Darren Dunckel
Darren Dunckel
President and CEO