Form 10-Q
period 2013-09-30
INTREorg SYSTEMS INC.
filed 2014-10-29
CIK 1295560

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  X

As of October 29, 2014, the Registrant has 13,054,872 shares of common stock outstanding.

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	September 30,	December 31,
	2013	2012

ASSETS:
Current Assets:
Cash	$-	$26,060
Prepaid expenses	5,198
Advances - related party	-	20,000
Total Current Assets	5,198	46,060

Licensing agreement	28,125	37,500

TOTAL ASSETS	$33,323	$83,560

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$465,287	$286,068
Accounts payable - related party	172,070	35,743
Accrued interest and other liabilities	315,395	283,742
Accrued contingencies	453,290	453,290
Revolving line of credit - -related party	174,144	-
Notes payable	521,000	521,000
Total Current Liabilities	2,101,186	1,579,843

Long-Term Liabilities
Revolving line of credit - related party	-	121,693
Total Liabilities	2,101,186	1,701,536

Commitments and Contingencies

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized
none issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	-	-

Common Stock, no par value; 100,000,000 shares authorized
12,565,366 and 12,202,266 shares issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	1,744,413	1,653,913

Additional paid in capital	231,189	140,648

Deficit accumulated during the development stage	(4,043,465)	(3,412,537)

Total stockholders' deficit	(2,067,863)	(1,617,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$33,323	$83,560

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					November 3, 2003
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$750

Depreciation	-	-	-	-	15,585
General and administrative	175,097	37,742	586,948	84,830	3,711,391

Total Expenses	175,097	37,742	586,948	84,830	3,726,976

Operating Loss	(175,097)	(37,742)	(586,948)	(84,830)	(3,726,226)

Other Income / (Expense)

Forgiveness of debt	-	-	-	-	166,902
Interest Expense	(14,872)	(19,969)	(43,980)	(60,305)	(484,141)

Total other income / (expense)	(14,872)	(19,969)	(43,980)	(60,305)	(317,239)

Net Loss	$(189,969)	$(57,711)	$(630,928)	$(145,135)	$(4,043,465)

Net Income/Loss per share of common
stock	$(0.02)	$(0.01)	$(0.05)	$(0.01)
Weighted average number of common
shares outstanding	12,478,937	10,596,320	12,375,877	10,585,490

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			November 3, 2003
	For the Nine Months Ended		(Inception) to
	September 30,		September 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(630,928)	$(145,135)	$(4,043,465)
Adjustments to reconcile net loss to net cash used
by operating activities
Common stock and options issued for services	181,041	-	745,630
Amortization	9,375	-	25,747
Reserve for investment	-	-	1,000
Changes in operating assets and liabilities			-
(Increase) Prepaid expenses	(5,198)	-	(5,198)
Advances / (repayment) - related party	20,000	-	-
Increase in accounts payable and accrued expenses	210,872	(13,374)	1,279,704
Decrease in accounts payable related party	136,327	21,986	205,698
Increase / (decrease) in accrued contingencies	-	-	453,290

Net Cash Flows Used by Operating Activities	(78,511)	(136,523)	(1,337,594)

Cash Flows from Investing Activities
Acquisition of Fixed Assets	-	-	(16,372)
Acquisition of Investments	-	-	(1,000)

Net Cash Flows used by Investing Activities	-	-	(17,372)

Cash Flows from Financing Activities
Receipt of capital contribution	-	9,222	9,222
Increase in loans payable	-	-	521,000
Increase / (decrease) in related party revolving line of credit	52,451	(25,000)	174,144
Proceeds from sale of common stock	-	250,000	403,500
Issuance of Preferred A Stock	-	-	247,100

Net Cash Flows Provided by Financing Activities	52,451	234,222	1,354,966

Net (Decrease) Increase in Cash	(26,060)	97,699	-

Cash at Beginning of Period	26,060	33	-

Cash at End of Period	$-	$97,732	$-

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-	$32,008
Cash paid for taxes	$-	$-	$-

Supplemental Disclosure of Non-Cash Flow Information

Debt converted to Convertible Notes Payable	$-	$-	$471,202
Debt and accued interest converted to Common Stock	$-	$-	$532,650
Common Stock issued for licensing agreement	$-	$-	$37,500

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2013
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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,095,988 at September 30, 2013. During the nine months ended September 30, 2013, the Company did not generate any revenues. At September 30, 2013, the Company had a deficit accumulated during its development stage of $4,043,465.

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

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management has evaluated accounting standards and interpretations issued but not yet effective as of September 30, 2013, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2.                      RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to funding for our operations (the "Line of Credit").  Under the terms of the 8% Line of Credit, we have access of up to $500,000.  Advances under this Line of Credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein.  As of the date of this Report, since the abeyance was lifted, the Company has taken $262,679 in advances under this Line of Credit.

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

At September 30, 2013, the Company owed JH Brech, a related party, $174,144 for amounts advanced to the Company for working capital expenses.

The maturity date on the Line of Credit was not amended.  The balance is past due and has been reclassified to current liabilities as of September 30, 2013.  As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

NOTE 3.                      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at September 30, 2013 amounted to approximately $255,725 and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.                      ACCRUED CONTINGENCIES.

As of September 30, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.                      CAPITAL STOCK.

From the beginning of this fiscal year to September 30, 2013, the Company authorized the issuance of 185,600 shares valued at $47,200 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

From the beginning of this fiscal year to September 30, 2013, the Company authorized the issuance 145,000 shares valued at $36,800 to Kevin A. Carreno in settlement of outstanding invoices for legal services and for legal services provided.

From the beginning of this fiscal year to September 30, 2013, the Company authorized the issuance of 32,500 shares valued at $6,500 to Ryan Buchman for website maintenance services.

While we have not issued the certificates for these shares as of September 30, 2013, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at September 30, 2013. The shares have been issued as of the date of this Report.

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

A summary of option activity as of September 30, 2013 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,060,000	$3.00	2.75	$3,180,000

Granted	-	-	-	-
Exercised	-	-		-
Expired	(160,000)	4.25	-	(680,000)

Balance September 30, 2013	900,000	2.33	2.00	$2,097,000

Options exercisable at September 30, 2013	750,000	2.33	2.00	$1,747,500

During the period ended September 30, 2013, no stock options were granted. Options outstanding total 900,000 shares vest over one year from the date of grant. The stock options have an average exercise price of $2.33 per share and will expire 3 years from the date of grant. The options are estimated to have had a value of approximately $119,388 on the date of grant. The options vest ratably over the vesting period of one year and stock compensation expense of $90,541 was expensed during the nine months ended September 30, 2013.

NOTE 6.                      SUBSEQUENT EVENTS

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA.  PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property.  The term of the PISA Agreement is for three years.  Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.    As of the date of this Report, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and an aggregate of 750,000 shares as Share Royalty.

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

Going Concern

We have incurred net losses of approximately $4 million since inception through September 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

During the fiscal quarters ended September 30, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended September 30, 2013, we recognized operational expenses of $175,097, compared to $37,742 during the same quarter in 2012.  The increase of $137,355 or 364% was a result of the increase in professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended September 30, 2013, we recognized a net loss of $189,969, compared to $57,711 for the same quarter in 2012.  The increase of $132,258 was primarily attributable to the increase in professional fees.

For the Nine months Ended September 30, 2013 Compared to the Nine months Ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the nine months ended September 30, 2013, we recognized operational expenses of $586,948 compared to $84,830 during the same period in 2012.  The increase of $502,118 or 592% was a result of the increase in professional fees.

We expect that these expenses will continue to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the nine months ended September 30, 2013, we recognized a net loss of $630,928 compared to $145,135 for the same period in 2012.  The increase of $485,793 was primarily attributable to the increase in professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2013, we had a working capital deficit of $2,095,988 as compared to a working capital deficit of $1,533,783 at December 31, 2012. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased by $521,343 at September 30, 2013 from December 31, 2012 primarily related to increases in accounts payable, accrued interest  and other liabilities, and the reclassification of the revolving line of credit to a related party because it was past due.  Accounts payable and related party accounts payable increased $315,546, while accrued interest and other liabilities increased $31,653.

During the nine months ended September 30, 2013, J.H. Brech, LLC made working capital advances totaling of $52,451.  At September 30, 2013, we owe a total of $174,144 under the working capital line of credit.

Our balance sheet at September 30, 2013, includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At September 30, 2013, we have $521,000 principal amount and $255,725 of accrued interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine months ending September 30, 2013 was $78,511 as compared to net cash used in operating activities of $136,523 for the nine months ending September 30, 2012.  We did not generate or use any cash from investing activities during the nine months ended September 30, 2013 and 2012.  Cash flows provided by financing activities included an increase of $52,451 from a line of credit to a related party for the nine months ended September 30, 2013 and a capital contribution of $9,222, a principal reduction on the line of credit to a related party of $25,000, and proceeds from the sale of common stock of $250,000 for the nine months ended September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 and September 30, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012 or September 30, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2013, the Company authorized the issuance 15,000 shares valued at $3,100 to Kevin A. Carreno in settlement of outstanding invoices for legal services.

During the quarter ended September 30, 2013, the Company authorized the issuance of 32,500 shares valued at $6,500 to Ryan Buchman for legal services.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering or Rule 506(b).  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 INTREorg Systems, Inc.

Dated:   October 29, 2014

By:  /s/ Darren Dunckel
Darren Dunckel
President and CEO