Form 10-K
period 2013-12-31
INTREorg SYSTEMS INC.
filed 2015-04-10
CIK 1295560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________
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

☐Yes ☒ No

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $3,110,967.

As of April 7, 2015, the Registrant has 14,079,419 shares of common stock outstanding.

TABLE OF CONTENTS

		Page No.
Part I
Item 1.	Business.	4
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	14
Item 2.	Properties.	15
Item 3.	Legal Proceedings.	15
Item 4.	Mine Safety Disclosure.	15
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

Unless specifically set forth to the contrary, when used in this Report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended December 31, 2012, and “2013” refers to the year ended December 31, 2013.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

INTREORG was organized for the purpose of providing consulting and "back office" services to other companies. Our business plan is to become an integrated provider of Software as a Service (SaaS) applications, Stock Transfer Analytics (“STA”) software application and consulting. Our target market is publicly traded, emerging growth companies. Our business plan is to engage customers using our proprietary STA software to help with compliance, fund raising and investor relations. We believe this will lead to additional opportunities to provide consulting services and/or SaaS for these companies.

Since inception we have been evaluating different models to carry out our business plan and develop the services and software we seek to offer to our customers. We have conducted years of test marketing of various software reporting and compliance tools. Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans. However, we continued to maintain our SEC reporting and work on finding products and services that meets our criteria. We believe we have finally established the right business model, products and services, and management group to begin to implement our business plan.

Publicly traded companies, have an unfulfilled need to track and analyze market data of trading in the entity’s own stock. This creates a market opportunity for INTREORG to provide accurate and timely reporting on stock movement data. Due to the dynamic and ever changing nature of the market, executives of public traded companies should be evaluating stock movement information for compliance, fund raising and investor relations purposes. Collecting and compiling this information has resulted in numerous challenges that have forced public companies to move toward electronic monitoring and management of their stock sales and purchases to gain better insight and control. The ultimate goal for all public companies is the ability to accurately gauge the movement of shares in the market, validate compliance, track those movements “over time”, and analyze this data to accurately report and well the executive team. There are numerous challenges associated with this goal and to facilitate a solution is a very complex and data intensive process but necessary for successful financial advantage. INTREORG has created a proprietary data delivery software tool that provides data mining, reporting and a technical understanding to be able to help our clients. Our software can provide information that can be used for:

●	Compliance
o	Identify Large Shareholder Liquidations
o	Related Accounts
o	Notify Counsel of unreported Insider transactions
o	Illegal Distribution of Unregistered Shares
●	Fund Raising
o	Pricing & Timing for Capital Raises
o	Investor Sources
●	Investor Relations
o	Investor Demographics
o	IR Effectiveness

Our software tool provides a sophisticated analysis track and report changes in share movements to our clients. INTREORG Systems Inc. provides SaaS and consulting service for publically traded companies using their proprietary Stock Transfer Analytics (STA) software. The company is built on the knowledge and experience of over five decades of capital markets exposure. INTREORG’s services play a vital role in helping companies understand broker-dealer, clearing firm and shareholder position movements and how they impact a company’s market value.

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

Stock Transfer Analytics “STA” software application

“Stock Transfer Analytics” refers to a process of analyzing data sources about a public company’s shareholders and shareholdings to generate new knowledge and gain insights about otherwise vague or difficult-to-understand aspects of a public company’s public stock. We believe that the knowledge and insights which may be gained from Stock Transfer Analytics will be valuable to the financial management of public companies, and would be particularly useful to CEOs, CFOs, corporate counsel, and investor relations (IR) professionals as they monitor their corporate status.

Stock Transfer Analytics Services

The Stock Transfer Analytics software can be used as the enabling technology of a financial services consultancy, or as the technology driven fee-for-access web site. Specific services include:

●	Stock inventory modeling;
●

Monitoring for Regulation FD (Fair Disclosure) compliance:  When an issuer, or person acting on its behalf, discloses material nonpublic information to certain enumerated persons (in general, securities market professionals and holders of the issuer's securities who may well trade on the basis of the information), the issuer must make public disclosure of that information; during the normal course of data-mining, Regulation FD issues may be identified so long as insiders and persons possessing material, non-public information are made known to the issuer.  If any such compliance issue is found, the client company of the software would be immediately notified via electronic communication detailing the individual and the transaction believed to constitute the compliance issue.

●	Enforce lock-ups; and,
●	Improved investor relations.

On October 30, 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. Through December 31, 2013, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or was due an aggregate of 240,000 shares as Share Royalty, and 5,600 shares as Gross Sales Royalty.

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

Central Coast also agreed that during the term of the Software Development Agreement and for the three-year period thereafter, it shall not provide software development services to our competitors.

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

Competition

Once we begin our operations, we will be engaged in a highly competitive industry and we will compete with many companies, a number of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage.  Our competitors will include large, international companies as well as regional and local companies that provide computer software programs.  Although we may compete with other entities that provide some of the services we provide, we do not believe that there is any other entity that currently provides the entire suite of services and software that we intend to provide to our clients.  We believe that most competitors provide some of the services we intend to provide as separate stand alone services and that our ability to combine these services with our software will enhance the demand for our offerings.

Because of all the inherent limitations with any new organization, there are no assurances that we will ever be able to effectively compete in our target business.  However, once we obtain additional financing and can carry out our business goals, we believe that our core values as described above will provide us with competitive strengths.

Customers

Over the past two fiscal years, we have signed one client - Rangeford Resources, Inc. (“Rangeford”) - and use the Public Issuer Stock Analytics technology for our own shareholder base. Accordingly, the loss of this customer will have a material adverse effect on our business and operations. We currently intend that our clients will consist of smaller, emerging reporting companies that are trying to gain insight on their capitalization to better evaluate their status and the types of corporate actions they may pursue.

On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the Public Issuer Stock Analytics software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one year terms, unless terminated according to the termination provisions in the agreement. (See, "Certain Relationships and Related Transactions,” and “Director Independence")

Intellectual Property

We do not currently have any registered trademarks nor do we own any patents.  However, we intend to apply for the appropriate protection if it becomes necessary.

Employees

As of December 31, 2013, we had one full time employee.  Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed, part-time basis.

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

Copies of Company’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (www.intreorg.com) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 130 W. 42nd Street, Suite 1050, New York, NY 10036 (the information provided on our website at is not part of this Report).

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $4,262,375 as of December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2013, we reported a net loss of $849,838. We had a working capital deficit of $2,252,782 at December 31, 2013.  We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

IF WE ARE UNABLE TO FILE OUR OUTSTANDING DELINQUENT PERIODIC REPORTS, OUR REGISTRATION MAY BE REVOKED AND WE MAY BE SUBJECT TO A TRADING SUSPENSION.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past two fiscal years; however, we have been working towards resolving that deficiency. Although we have now filed all delinquent quarterly reports on Form 10-Q for fiscal 2013, the Securities and Exchange Commission (the "SEC") does not believe that we are in compliance with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We informed the SEC that we shall file all outstanding delinquent reports on or before May 15, 2015. Although there can be no guarantee, we hope that by filing all delinquent reports by such date will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act. If the SEC initiates a 12(j) proceeding, our stock may be subject to a trading suspension pursuant to Section 12(k) of the Exchange Act. If the SEC initiates a 12(j) or 12(k) proceeding, it will significantly impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $2,256,406 at December 31, 2013, which includes $458,803 in accounts payable, $149,962 in accounts payable to a related party, $378,120 in accrued interest and other liabilities, $453,290 in accrued contingencies, $521,000 in notes payable which are past due and a revolving line of credit with a related party with an outstanding balance as of December 31, 2013 of $295,031.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and is unlikely we will be able to continue as a going concern.

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

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2013 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

THE COMPANY COMPETES WITH MANY LARGER, WELL CAPITALIZED COMPANIES

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include Broadridge, Deloitte, KPMG Accenture etc.  INTREORG also faces competition from many other types of service providers, including SHAREINTEL.  Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.  Our ability to compete successfully depends on a number of factors, including, among other things:

●	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
●	The ability to expand our market position;
●	The rate at which we introduce new products and services relative to our competitors;
●	Customer satisfaction with our level of service;

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

OUR SOLE OFFICER DOES NOT DEVOTE ALL OF HIS TIME TO OUR BUSINESS, WHICH MAY IMPACT OUR ABILITY TO CARRY OUT OUR BUSINESS IN THE MOST EFFICIENT MANNER

Our sole officer does not allocate his full time to our business thereby resulting in potential conflicts of interest in his determination as to how much time to devote to our affairs, and this conflict of interest could have a negative impact on our ability to implement our business plan.

Our sole officer devotes only approximately 50% of his time and attention to our business and he is engaged in other business endeavors which are unrelated to our company.  If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan. We cannot assure you that these potential conflicts of interest will be resolved in our favor.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws.  Generally, small businesses such as ours which for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital.  While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding.

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

We currently license technology from a related party, but intend to license additional technologies from other third parties. The loss of, our inability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2013 and 2012, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 and 2012 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2013 and 2012. During its evaluation, as of December 31, 2013 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market.

OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

Our stock price, like that of other computer software companies, is highly volatile. Our stock price may be affected by such factors as:

●	product development announcements by us or our competitors;
●	regulatory matters;
●	announcements in the software community;
●	intellectual property and legal matters; and
●	broader industry and market trends unrelated to our performance

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Although this item is not applicable to smaller reporting companies, like us, management believes it is important to disclose the following information to you.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past two fiscal years; however, we have been working towards resolving that deficiency. Although with this Report we will have filed all delinquent reports required for fiscal 2013, the reports for fiscal 2014 have still not been filed and therefore the Securities and Exchange Commission (the "SEC") does not believe that we are in compliance with our reporting requirements under Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We informed the SEC that we shall file all outstanding delinquent reports on or before May 15, 2015. Although there can be no guarantee, we hope that by filing all delinquent reports by such date will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act.

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

	High	Low
2012
First quarter ended March 31, 2012	$0.20	$0.18
Second quarter ended June 30, 2012	$0.15	$0.15
Third quarter ended September 30, 2012	$0.22	$0.15
Fourth quarter ended December 31, 2012	$0.23	$0.23

2013
First quarter ended March 31, 2013	$0.40	$0.23
Second quarter ended June 30, 2013	$0.40	$0.06
Third quarter ended September 30, 2013	$0.35	$0.18
Fourth quarter ended December 31, 2013	$0.51	$0.17

The last sale price of our common stock as reported on the OTC Pink Market was $0.34 on April 7, 2015.  As of April 7, 2015, there were approximately 117 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Texas law, we are prohibited from paying dividends on our common stock if (1) our surplus is less than the amount required by Section 21.313 of the Texas Business Organizations Code to be transferred to stated capital at the time the share dividend is made; or (2) the share dividend will be made to a holder of shares of any other class or series, unless (A) our Articles of Incorporation provide for the dividend; or (B) the share dividend is authorized by the holders of at least a majority of the outstanding shares of the class or series in which the share dividend is to be made.  We have no present intention to declare or pay dividends on shares of our common stock.

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

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506 of Regulation D promulgated thereunder.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We were organized for the purpose of providing consulting and "back office" services to other companies. Our business plan is to become an integrated provider of Software as a Service (SaaS) applications, Stock Transfer Analytics (“STA”) software application and consulting. Our target market is publicly-traded, emerging growth companies. Our business plan is to engage customers using our proprietary STA software to help customers with compliance, fund raising and investor relations. We believe this will lead to additional opportunities to provide consulting services and/or SaaS for these companies.

Since inception we have been evaluating different models to carry out our business plan and develop the services and software we seek to offer to our customers. We have conducted years of test marketing of various software reporting and compliance tools. Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans. However, we continued to maintain our SEC reporting and work on finding products and services that meets our criteria. We believe we have finally established the right business model, products and services, and management group to begin to implement our business plan. We have been exploring providing consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. There have been preliminary meetings with possible vendors, clients and data providers, but no formal or definitive agreements (other than those described herein) have been entered as of the date of this filing. Since January 1, 2011, we have been focused on obtaining the licensing for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of December 31, 2013, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 240,000 shares as Share Royalty and 5,600 shares as Gross Sales Royalty.

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

Central Coast also agreed that during the term of the Software Development Agreement and for the three-year period thereafter, it shall not provide software development services to our competitors.

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

Going Concern

We have incurred accumulated losses of approximately $4,262,375 since inception through December 31, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties.  To fully organize our company and implement the first phase of our business model, we will need to raise approximately $2.5 million in addition to the funds necessary to satisfy our existing obligations.  Over the past four years, we have only raised approximately $350,000 in private financings; we continue to seek the additional necessary capital.

Given the nature of our company and the current status of the capital markets, there are no assurances we will be able to raise all of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

During the years ended December 31, 2013 and 2012, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2013, we recognized operational expenses of $789,040 consisting of general and administrative expenses of $714,540 and consulting fees-related parties of $74,500, compared to operational expenses of $218,784 during the year ended December 31, 2012.  The increase of $570,256 or 261% was a result of the increased professional fees.

We expect that these expenses will continue to increase during 2014 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2013, we recognized a net loss of $849,838 compared to $289,742 for the year ended December 31, 2012.  The increase of $560,096 or 193% was attributable to the increase in general and administrative expenses and professional fees.

Liquidity and Capital Resources

At December 31, 2013, we had a working capital deficit of $2,252,872. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

During the year ended December 31, 2012, we sold 500,000 shares of common stock at $0.50 per share for net proceeds of $250,000. At December 31, 2013, we owe a total of $295,231 under the revolving line of credit.

On October 31, 2012, the balance of notes totaling $471,201, along with $61,449 of accrued and unpaid interest, owed to J.H. Brech, LLC, was converted at $1 per share to 532,650 shares of common stock.

Our balance sheet at December 31, 2013 includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2013 we have $521,000 principal amount and $266,396 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations. Under the terms of the 8% line of credit, we have access of up to $500,000. Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein. On August 26, 2014, the line of credit was amended to decrease the conversion price.

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on the earlier of:

•     June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or

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

As of December 31, 2013, the Company owed JH Brech, a related party, $295,231 for amounts advanced to the Company for working capital expenses.  The maturity date on the Line of Credit was not amended. The balance is past due and has been reclassified to current liabilities as of December 31, 2013. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not, however, have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Intreorg Systems, Inc.

We have audited the accompanying balance sheets of Intreorg Systems, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. Intreorg Systems, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intreorg Systems, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

April 8, 2015

INTREorg Systems, Inc.
Balance Sheets

	December 31,
	2013	2012

ASSETS:

Current Assets:
Cash	$51	$26,060
Prepaid expenses	3,573	-
Advances - related party	-	20,000
Total Current Assets	3,624	46,060

Licensing agreement	25,000	37,500
TOTAL ASSETS	$28,624	$83,560

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$458,803	$286,068
Accounts payable - related party	149,962	51,489
Accrued interest and other liabilities	378,120	267,796
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	295,231	121,893
Total Current Liabilities	2,256,406	1,701,536

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 12,845,072 and 12,202,266 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,803,404	1,653,913

Additional paid in capital	231,189	140,648

Accumulated deficit	(4,262,375)	(3,412,537)

Total stockholders' deficit	(2,227,782)	(1,617,976)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,624	$83,560

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Operations

	December 31,
	2013	2012

General and administrative expenses	$714,540	$213,126
Consulting fees- related parties	74,500	5,658
Interest Expense	42,324	61,916
Interest expense- related party	18,474	9,042
Total operating expenses	849,838	289,742
Net Loss	$(849,838)	$(289,742)

Net loss per share of common stock	$(0.07)	$(0.03)

Weighted average number of common shares outstanding	12,464,909	10,910,908

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities
Net Loss	$(849,838)	$(289,742)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock and options issued for services	233,532	81,155
Amortization	12,500	-
Changes in operating assets and liabilities
(Increase)/decrease Prepaid expenses	2,927	-
Advances / (repayment) - related party	20,000	(20,000)
Increase in Accounts Payable and accrued expenses	283,059	84,786
Increase/(decrease) in accounts payable related party	98,473	(22,181)
(Decrease) in accrued contingencies	-	(29,947)

Net Cash Flows Used by Operating Activities	(199,347)	(195,929)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Receipt of capital contribution	-	9,222
Increase / (decrease) in related party revolving line of credit	173,338	(37,266)
Proceeds from sale of common stock	-	250,000

Net Cash Flows Provided by Financing Activities	173,338	221,956

Net (Decrease) Increase in Cash	(26,009)	26,027

Cash at Beginning of Period	26,060	33

Cash at End of Period	$51	$26,060

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for prepaid expenses	$6,500	$-
Common stock issued for conversion of debt and accrued interest	$-	$532,650
Common stock issued for licensing agreement	$-	$37,500

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2013 and 2012

			Additional
	Comon Stock		Paid in	Accumulated
	# of Shares	Amount	Capital	Deficit	Totals

Balance - January 1, 2012	10,580,016	$782,455	$101,579	$(3,122,795)	$(2,238,761)

Capital contribution	-	-	9,222	-	9,222
Receipt of payment for common stock	500,000	250,000	-	-	250,000
Common Stock issued for Directors fees	275,000	38,250	-	-	38,250
Options issued for Directors fees	-	-	29,847	-	29,847
Conversion of notes payble and accrued interest to common stock - related party	532,650	532,650	-	-	532,650
Common stock issued for licensing agreement related party	250,000	37,500	-	-	37,500
Common stock issued for licensing fees	64,600	13,058			13,058
Net Loss for period				(289,742)	(289,742)
Balance - December 31, 2012	12,202,266	1,653,913	140,648	(3,412,537)	(1,617,976)

Options issued for Directors fees	-	-	90,541	-	90,541
Common stock issued for legal services	100,000	25,000			25,000
Common stock issued for legal services	50,000	13,050	-	-	13,050
Common Stock issued for web design	32,500	6,500			6,500
Common Stock issued for legal services	214,706	42,941			42,941
Common stock issued for consulting services	245,600	62,000	-	-	62,000
Net Loss for period	-	-	-	(849,838)	(849,838)
Balance - December 31, 2013	12,845,072	$1,803,404	$231,189	$(4,262,375)	$(2,227,782)

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2013 and 2012

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,252,782 at December 31, 2013. During the year ended December 31, 2013, the Company did not generate any revenues. At December 31, 2013, the Company had an accumulated deficit of $4,262,375.

The Company has not earned revenues from operations. The Company's ability to continue as a going concern is dependent upon its ability to raise the necessary capital to further implement its business plan, launch its operations and ultimately achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern.  However, management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Amortization

The Company is amortizing its license agreement over its three year estimated useful life beginning in January 2013, the date placed in service.

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

The carrying values for cash and cash equivalents, prepaid assets, accounts payable and accrued liabilities approximate their fair value due to their short maturities.

Share Based Compensation

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation (ASU 2014-10). ASU 2014-10 eliminates the designation of “Development Stage Entity” in the codification and the incremental reporting requirements associated with this designation. This update allows an entity currently designated as “development stage” to remove the designation from its financial statements and the inception-to-date information from its statements of income, cash flows and shareholders’ equity. This guidance is effective for fiscal years beginning after December 15, 2014. Early adoption is allowed, and the Company adopted this pronouncement commencing with its financial statements as of December 31, 2013, removing the “development stage entity” designation and associated information no longer required.

In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

NOTE 2.    RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”), a related party, to provide access to funding for our operations.  Under the terms of the 8% line of credit, we have access of up to $500,000.  Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein.  On August 26, 2014, the line of credit was amended to decrease the conversion price.

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on the earlier of:

●	June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or
●	the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

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

As of December 31, 2013, the Company owed JH Brech, a related party, $295,231 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and has been reclassified to current liabilities as of December 31, 2013. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of December 31, 2013 and 2012, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Board Compensation

On September 5, 2012, the Company entered into Board of Directors agreements with three Directors. The Directors are each to be paid an annual fee of $24,000 payable in cash or in common stock options at the Company’s discretion.  Additionally, each Director was granted 300,000, 3-year common stock options which vest on the first anniversary date of the agreement.  100,000 shares are exercisable at $1.00 per share and the remaining 200,000 are exercisable at $3.00 per share. As the total fair value of the options at the date of grant for the year ended December 31, 2012 was $.13 to $.14 per share based on the Black-Scholes pricing model, resulting in consulting expense of $29,847.  The options were valued using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0.30%, annual volatility of between 247%, risk free interest rate of 0%, and expected life of 3 years. During the year ended December 31, 2013, the Company recognized $158,541 in directors fees, including $90,541 attributable to option grants.

On October 1, 2013, the Company entered into a consulting agreement with its Chief Executive Officer and President, Darren Dunckel.   Pursuant to the consulting agreement, Mr. Dunckel is entitled to $7,000 per month and 25% of the revenue generated by his gross sales of our products and services; additionally, the Company shall reimburse him for all pre-approved and reasonable expenses Mr. Dunckel incurs while carrying out his consulting duties. The consulting agreement shall continue in place and Mr. Dunckel shall remain entitled to the same compensation until such time as the Company enters into a new agreement with him as President.

NOTE 3.    NOTES PAYABLE.

The Company's notes total $521,000 at December 31, 2013 and 2012 and bear interest at rates ranging for 6% to 10% per annum.  Accrued and unpaid interest at December 31, 2013 and 2012 amounted to approximately $296,120 and $216,771 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company's notes payable are past due and in default.

NOTE 4.    COMMITMENTS AND CONTINGENCIES.

At December 31, 2013 and 2012, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company.  The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2013 or since, through the date of these financial statements.

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

On April 21, 2009, the Company entered into a Commercial Convertible Promissory Note in the principal amount of $29,840 with a related party converting all payables due to the related party into long-term debt.  The Commercial Convertible Promissory Note, which is due on April 21, 2011, accrues interest at a rate of 6% per year. The Commercial Convertible Promissory Note provides for payments of the accrued interest to be made on an annual basis. If the Company defaults on the interest payments, it incurs a daily $50 late fee for a maximum of 10 days. If the default is not cured, the interest rate on the unpaid principal is increased to 18% per annum, compounding annually and due on demand.  At the discretion of the note holder, all or any part of the outstanding principal and accrued but unpaid interest due under the Commercial Convertible Promissory Note is convertible into shares of the Company's common stock at $1.00 per share.

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

During October 2012, the Company issued a total of 200,000 shares of common stock for Board of Director fees for board services provided during the year ended December 31, 2012; the Company also issued 75,000 shares of common stock to a current Director as settlement of prior services rendered to the Company. The shares were valued at approximately $0.14 per share, the value on the grant date.

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

As of December 31, 2013, PISA has received 250,000 shares of common stock issued upon execution of the agreement, valued at $37,500 ($.15 per share) the fair market value on the date of issuance. During 2012, PISA earned an aggregate of 64,000 shares related to the monthly compensation, valued at $13,058 the fair market value on the date of issuance. During 2013, PISA earned an aggregate of 245,600 shares related to the monthly compensation, valued at $62,000 the fair market value on the date of issuance. These shares are shown as outstanding at December 31, 2013 as the issuance of such shares is deemed a ministerial act.  Such shares were issued in 2014.

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

A summary of option activity as of December 31, 2013 and changes during the year are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance January 1, 2011	160,000	$0.80	1.69	$128,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance December 31, 2011	160,000	0.80	1.69	128,000

Granted	900,000	2.33	2.75	2,097,000
Exercised	-	-	-	-
Expired	-	-	-	-
Balance December 31, 2012	1,060,000	2.10	2.44	2,226,000

Granted	1,000,000	0.25	4.50	250,000
Exercised	-	-	-	-
Expired	(160,000)	0.80	-	(128,000)

Balance December 31, 2013	1,900,000	$1.24	3.20	$2,347,000

Options exercisable at December 31, 2013	900,000	$2.33	1.75	$2,097,0000

NOTE 7.    INCOME TAXES.

The deferred tax asset as of December 31, 2013 and 2012 was approximately $473,000 and $263,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax assets of December 31, 2013 and 2012 of $0.  There is no income tax provision for either year due to the change in valuation allowance.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.  At December 31, 2013 the Company had an unused net operating loss carry over approximating $1,391,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2013 and could be subject to penalty for its delinquency.  Additionally, the availability of its net operating loss may be subject to adjustment.

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

In March 2015, the Company issued all shares required to be issued for various series rendered to the Company resulting in the issuance of 1,024,547 shares. As of the date of this Report, all the shares have been physically issued.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES.

As further explained elsewhere in this Report, the Company failed to timely file its Quarterly Reports on Form 10-Q for the fiscal years ending December 31, 2013 and December 31, 2014, as well as the Annual Report on Form 10K for the year ended December 31, 2013 and for the year ended December 31, 2014, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding quarterly reports by May 15, 2015.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2013, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

●

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the existence of the material weaknesses as of December 31, 2013, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

☐

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

☐

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

☐

Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting due to permanent exemptions for smaller reporting companies.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2013 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

Management has formulated and continued to implement a remediation plan that will continue through fiscal 2015, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control over Financial Reporting

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under “Material Weaknesses in Internal Control over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” will continue to be implemented during fiscal 2015, and are reasonably likely to materially affect our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of April 7, 2015

As of October 5, 2013, our former President and Chairman of the Board of Directors, Mr. Steven R. Henson resigned from all of his positions - including his directorship - with our Company due to personal matters.  Unfortunately, Mr. Henson does not believe that he has sufficient time to dedicate to our company given his current personal and professional schedule. Mr. Henson did not resign due to any disagreement(s) with us. Pursuant to his resignation, Mr. Henson agreed to terminate all of his outstanding agreements with the Company and any of our future compensatory liabilities to Mr. Henson were thereby void ab initio.

Immediately prior to tendering his resignation, Mr. Henson appointed Mr. Darren Dunckel to replace Mr. Henson as the Company's President; the Board approved the appointment on January 10, 2014.  Mr. Dunckel is now our sole executive officer.

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

Name	Age	Position
Darren C. Dunckel	46	CEO and President
Redgie Green	62	Director
Michael Farmer	54	Director

Darren C. Dunckel.  Mr. Dunckel served as Chief Executive Officer and Director at Forex International Trading Corp. from 2010 to 2011. Under his direction, Forex International Trading went from a development stage shell corporation to a fully reporting operating company. From 2005 to 2010, Mr. Dunckel served as the President of several privately owned companies. As President, he oversaw management of real estate acquisitions, development and sales in the United States and overseas. In addition, from September 2007 to April 2009 Mr. Dunckel served on the Board of Directors of Emvelco Corp., a publically traded company. From 2004 to 2010, Mr. Dunckel served as the President of My Daily Corporation, a financial services company. From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing a territory for financial and consulting services. Mr. Dunckel has spent 20+ years in the financial services industry having worked for Lehman Brothers, Smith Barney, UBS and New York Life Investment Management. He has held a series 3, 7, 63, 65 securities licenses and a California Insurance License. He is trained as an Accredited Investment Fiduciary. Mr. Dunckel has consulted over 350 companies in a broad range of industries and from start up to Fortune 500. Mr. Dunckel earned a bachelor’s degree in International Relations from the University of Southern California.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2013; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

Although the Company currently does not have a Chairman of the Board of Directors, the Board of Directors is set up to maintain a structure that separates the roles of Chief Executive Officer of the Company with Chairman of the Board of Directors, as the Company believes it is in the best interests of the Company and our shareholders to have the two roles separated.

The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to adjust the board leadership structure in the future if such change is determined to be in our best interests and the best interests of our shareholders.

Our Board of Directors comprises of two independent directors, without a designated independent lead director.

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

The table below accounts for the missed Form 3, Form 4 and Form 5s of each person subject to Section 16(a); all other persons subject to Section 16(a) reporting have filed their reports. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date in the coming weeks.

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Mr. Dunckel	1	1	1
Mr. Farmer	1	1	1
Mr. Green	1	1	1

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

ITEM 11.             EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of our company at December 31, 2013, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2013 and 2012.

Although compensation exceeds $100,000, as disclosed below, the Company is no longer required to pay such compensation and therefore, we believe we can omit an executive compensation table pursuant to Instruction 4 of Item 402(m)(2).

We entered into a Corporate Officer Consulting Engagement Agreement with Dr. Henson, which was effective as of September 5, 2012, whereby Dr. Henson agreed to act in the capacity of Chief Executive Officer for the Company in return for $120,000 per annum, as well as a monthly issuance of 20,000 shares of common stock and 20,000 warrants to purchase common stock. In March 2013, we corrected the Corporate Officer Consulting Engagement Agreement with Dr. Henson to accurately reflect the parties’ intention when they entered into the agreement.  Accordingly, Dr. Henson was only entitled to cash compensation of $120,000 per year for his services as our Chief Executive Officer.  However, we agreed that he could keep the 20,000 shares of common stock he received when he signed the agreement.  Dr. Henson was also eligible to receive other forms of compensation for additional services provided depending on the nature of the engagement and upon mutual agreement between Dr. Henson and the Company. In light of our cash position, Dr. Henson agreed that all salaries owed to him under the agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive; if such funds were not available by October 2013, he shall receive the cash compensation in the form of options.  On October 5, 2013, Mr. Henson resigned from all of his positions including his directorship with the Company. Pursuant to his resignation, Mr. Henson agreed to terminate all of his outstanding agreements with the Company and any of our future compensatory liabilities to Mr. Henson were thereby void ab initio.

On October 1, 2013, immediately prior to Mr. Henson’s tender of his resignation, he appointed Mr. Darren C. Dunckel as the Company’s President, which was approved by the Board on January 10, 2014. Prior to becoming the Company’s President, Mr. Dunckel was providing the Company with consulting services regarding software development, marketing and general corporate planning; in October 2013, the Company formalized the consulting relationship with a consulting agreement.  Pursuant to the consulting agreement, Mr. Dunckel is entitled to $7,000 per month and 25% of the revenue generated by his gross sales of our products and services; additionally, the Company shall reimburse him for all pre-approved and reasonable expenses Mr. Dunckel incurs while carrying out his consulting duties.  The consulting agreement shall continue in place and Mr. Dunckel shall remain entitled to the same compensation until such time as the Company enters into a new agreement with him as President.

Outstanding Equity Awards at Fiscal Year-End

Dr. Henson and Mr. Dunckel, who are the only persons required to be included in the outstanding equity awards table, did not have any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Executive and Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Redgie Green	24,000	0	0	0	0	0	24,000

Steven Henson (1)	110,000	0	90,541	0	0	0	200,541

Michael Farmer	36,000	0	0	0	0	0	36,000

On October 30, 2012, we entered into an agreement with each of Dr. Henson and Messrs. Green and Farmer, whereby they each agreed to serve on our Board of Directors in return for an annual director’s fee of $24,000.  In light of our cash position, Dr. Henson and Mssrs. Green and Farmer agreed that all cash salaries owed under his respective agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive.  As of December 31, 2013, none of the $82,000 in Board fees were paid and are included in accrued interest and other liabilities.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 7, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 7, 2015, we had 14,079,419 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 7, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 7, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel	0	0%
Redgie Green	120,000	0.85%
Michael Farmer	720,000 (1)	5.11%
All officers and directors as a group (three persons)	840,000	5.96%

J.H. Brech, LLC	264,017	1.88%
Harry McMillan (2)	1,014,017	7.20%
C.E. McMillan Family Trust (2)	1,014,017	7.20%

(1) Includes 700,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Farmer and over which he has voting and dispositive control of the shares of the Company’s common stock held by such entity and 20,000 shares he received for his director services.

(2) Includes 264,017 shares held by J.H. Brech, LLC ("JHB") and 750,000 shares held by Public Issuers Stock Analytics, LLC ("PISA"). McMillan, on behalf of the CE McMillan Family Trust (the "McMillan Trust"), is the manager of JHB, CCD and PISA (JHB, CCD and PISA are collectively referred to herein as the "Entities").  Mr. McMillan is the Trustee of the McMillan Trust, for the benefit of his wife and their children.  McMillan, as trustee of the McMillan Trust and the McMillan Trust may each be deemed to beneficially own the shares of common stock beneficially owned by the Entities.  Each disclaims beneficial ownership of such shares.

(3)  The McMillan Trust, which owns PISA, and McMillan, as Managing Member of PISA and trustee of the McMillan Trust, may each be deemed to beneficially own the shares of common stock owned by PISA.  Each disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2013 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

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

As of December 31, 2013, the Company owed JHB, a related party, $295,231 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and has been reclassified to current liabilities as of December 31, 2013. As of the date of this Report, JHB has not declared a default on the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2013 totaled $34,016.

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

As stated elsewhere in this Report, on October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC (“PISA”).  The McMillan Trust, one of our Beneficial Owners as such term is defined in Item 403 of Regulation S-K, owns PISA and Mr. McMillan is the Managing Member of PISA.   The term of the PISA agreement is for three years and entitles PISA to the following compensation: 250,000 shares of Common Stock upon execution of the PISA Agreement; 20,000 shares per month based on the closing price of the Common Stock on the last business day of each respective month (the "Share Royalty"); and, 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  As of December 31, 2013 and as of the date of this Report, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 240,000 shares as Share Royalty and 5,600 shares as Gross Sales Royalty.

Effective May 23, 2011, the Company entered into a Consulting Agreement (the “Cicerone Agreement”) with Cicerone Corporate Development, LLC, one of the Company’s principal shareholders (“Cicerone”). Pursuant to the Cicerone Agreement, Cicerone will provide consulting services relating to the implementation of corporate strategies, achievement of market listing standards, debt and equity financings, and corporate governance and shareholder matters. The Cicerone Agreement was effective until December 12, 2011.  As its consulting fee under the Cicerone Agreement, Cicerone was entitled to receive, on a monthly basis, 20,000 shares of common stock and 20,000 warrants with a term of two years from the date of issuance; the exercise price of the warrants were based on the closing market price on the day of issuance and provide for a cashless exercise. Under the Cicerone Agreement, the Company agreed to reimburse Cicerone’s pre-approved reasonable and necessary expenses incurred in connection with providing its consulting services. As of December 31, 2013, Cicerone was owed $29,946 for reimbursable expenses.  As of December 31, 2011, Cicerone was due an aggregate of 100,000 shares of common stock under the terms of the Cicerone Agreement, with a grant date fair value of approximately $58,000.  Although we have not physically issued the certificates to Cicerone, we have reflected these shares as issued and outstanding at December 31, 2011.  We also issued a total of 160,000 warrants to Cicerone pursuant to the Cicerone Agreement as of December 31, 2011.  In February 2013, the 20,000 shares we issued to Cicerone were returned to Treasury.

In August 2008, we received a bridge loan from our then CEO, Dr. Henson.  The bridge note was due and payable in February 2009, but remains unpaid.  Under the terms of the related note, the note retains interest at the rate of 9% per annum and is convertible at a conversion price equal to $1.00 per share.  As of December 31, 2013, the entire principal and interest due and owing is $29,626.  In light of our relationship with Dr. Henson, he has not demanded payment of this note as of the date of this Report.

Although the annual amount may not exceed the required thresholds, due to some of the relationships, we believe that Rangeford Resources, Inc. is a related party.  On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the PISA software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement).  The term of the Agreement is one year, and thereafter the agreement renews automatically and remains “evergreen” for succeeding one-year terms, unless terminated according to the termination provisions contained in the agreement.

As disclosed elsewhere in this Report, in October 2013 we appointed Mr. Dunckel as our President and CEO; prior to such appointment, we had a consulting agreement with Mr. Dunckel pursuant to which he was entitled to compensation, the terms of which are still active until such time as we enter into a formal officer agreement with him. (See, Item 11 "Executive Compensation").

Promoters and Certain Control Persons

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2013 and 2012.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2013 and 2012.

	2013	2012

Audit Fees	$21,800	$18,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$21,800	$18,000

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

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation ( Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended).
3.3	Bylaws (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)
10.1

Form of Convertible Promissory Note in the principal amount of $406,960.90 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)

10.2

Form of Convertible Promissory Note in the principal amount of $29,841.56 dated April 21, 2009 from INTREorg Systems, Inc. to Charles J. Webb (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)

10.3

Form of Convertible Promissory Note in the principal amount of $34,400 dated April 21, 2009 from INTREorg Systems, Inc. to J.H. Brech LLC and form of extension (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)

10.4	Consulting Agreement dated May 15, 2009 by and among INTREorg Systems, Inc. and J.H. Brech LLC. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
10.5	INTREorg Systems, Inc. 2010 Stock Option and Award Incentive Plan (Incorporated by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on June 7, 2010.)
10.6	Form of bridge note and forms of extension agreements (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
10.7	Funding/Financing Referral/Placement Agency Agreement with Eurpoa Securities, LLC. (Incorporated by reference to the Current Report on Form 8-K as filed on October 8, 2010.)
10.8	Form of extension for J.H. Brech notes (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
10.9	Corporate Officer Consulting Engagement Agreement with Dr. Henson, dated October 31, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.10	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.11	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.12	Board of Directors Agreement with Redgie Green, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.13	Board of Directors Agreement with Michael Farmer, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.14	Consulting Agreement with Darren C. Dunckel, dated as of October 1, 2013 (Incorporated by Reference to Exhibit 10.0 of the Current Report on Form 8-K filed on January 14, 2014)
14.1	Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*              filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 10, 2015

INTREorg Systems, Inc.

By: /s/ Darren Dunckel

Darren Dunckel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren Dunckel Darren Dunckel	Chief Executive Officer, President, principal executive officer and principal financial and accounting officer	April 10, 2015
/s/ Redgie Green Redgie Green	Director	April 10, 2015
/s/ Michael Farmer Michael Farmer	Director	April 10, 2015