Form 10-Q
period 2014-03-31
INTREorg SYSTEMS INC.
filed 2015-05-18
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

556 SILICON DR., SUITE 103, SOUTHLAKE, TX

Southlake, TX 76092

817-416-6846

 (Issuer's telephone number)

(Former address)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

The number of shares of Common Stock, no par value, issued and outstanding as of May 18, 2015 was 14,199,419.

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

Item 1.        Financial Statements.

Contents

Balance Sheets at March 31, 2014 and December 31, 2013 (Unaudited)	5

Unaudited Statements of Operations for the three months ended March 31, 2014 and 2013	6

Unaudited Statements of Cash Flows for the three months ended March 31, 2014 and 2013	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS:

Current Assets:
Cash	$-	$51
Prepaid expenses	1,948	3,573
Total Current Assets	1,948	3,624

Licensing agreement	21,875	25,000
TOTAL ASSETS	$23,823	$28,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	455,374	458,803
Accounts payable - related parties	175,087	149,962
Accrued interest and other liabilities	433,960	378,120
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	299,231	295,231
Total Current Liabilities	2,337,942	2,256,406

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 12,914,872 and 12,845,072 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,826,344	1,803,404

Additional paid in capital	231,189	231,189

Accumulated deficit	(4,371,652)	(4,262,375)

Total stockholders' deficit	(2,314,119)	(2,227,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,823	$28,624

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	March 31,
	2014	2013

General and administrative expenses	$91,369	$220,051
Interest Expense	10,439	10,438
Interest expense- related party	7,469	4,870
Total operating expenses	109,277	235,359

Net loss	$(109,277)	$(235,359)

Net loss per share of common stock	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	12,865,072	12,230,917

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(109,277)	$(235,359)
Adjustments to reconcile net loss to net cash used by operating activities Common stock issued for services	22,940	56,847
Amortization and depreciation	4,750	3,125
Changes in operating assets and liabilities Advances- related party	-	20,000
Increase (decrease) in Accounts Payable	(3,429)	80,468
Increase in accounts payable related parties	25,125	12,257
Increase in accrued liabilities and other	55,840	31,052

Net Cash Flows Used by Operating Activities	(4,051)	(31,610)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities Increase in related party revolving line of credit	4,000	5,550

Net Cash Flows Provided by Financing Activities	4,000	5,550

Net Decrease in Cash	(51)	(26,060)

Cash at Beginning of Period	51	26,060

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

March 31, 2014

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,335,994 at March 31, 2014. During the three month period ended March 31, 2014, the Company did not generate any revenues. At March 31, 2014, the Company had an accumulated deficit of $4,371,652.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 10, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2013 as reported in Form 10-K have been omitted.

Summary of Significant Accounting Policies

Recent Accounting Pronouncements

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

NOTE 2.   RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit").  Under the terms of the 8% Line of Credit, we have access of up to $500,000.  Advances under this Line of Credit were in abeyance for approximately 12 months from August of 2011 to August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to change the conversion price from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit.

As of March 31, 2014, the Company owed Brech a principal of $299,231, plus accrued interest of $41,485. As of December 31, 2013, the Company owed Brech $295,231, plus accrued interest of $34,016. Accrued interest is recorded in accounts payable- related party. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability. As of the date of this Report, Brech has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of March 31, 2014 and December 31, 2013, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties.

NOTE 3.      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at March 31, 2014 and December 31, 2013 amounted to approximately $276,717 and $296,120, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.      ACCRUED CONTINGENCIES.

As of March 31, 2014 and December 31, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.     CAPITAL STOCK.

During the quarter ended March 31, 2014, the Company authorized the issuance of 69,800 shares valued at $22,940 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

While we have not issued the certificates for these shares as of March 31, 2014, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2014. The shares have been issued as of the date of this Report.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of March 31, 2014, none of the options have vested.

A summary of option activity as of March 31, 2014 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,900,000	$1.24	3.20	$2,347,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Balance March 31, 2014	1,900,000	1.24	2.95	$2,347,000

Options exercisable at March 31, 2014	900,000	2.33	1.50	$2,097,000

During the three months ended March 31, 2014, no stock options were granted. Options exercisable total 900,000 shares vest over one year from the date of grant. The stock options have an average exercise price of $2.33 per share and will expire 3 years from the date of grant. The options are estimated to have had a value of approximately $119,388 on the date of grant. The options were fully vested as of March 31, 2014.

NOTE 6.     SUBSEQUENT EVENTS

On April 29, 2014, the Company authorized the issuance of 20,000 shares valued at $7,400 to PT Platinum Consulting, LLC for professional services related to financial reporting and accounting.

During the period from May, 2014 through April 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 240,000 shares valued at the closing price as of the date of grant for a total of $74,600.

Under the Company’s 2010 Stock Option and Incentive Plan, On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017.

In March 2015, the Company issued shares required to be issued for various services rendered to the Company resulting in the issuance of 1,024,547 shares.

Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2013 and 2012  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Since inception we have been evaluating different models to carry out our business plan and develop the services and software we seek to offer to our customers. We have conducted years of test marketing of various software reporting and compliance tools. Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans. However, we continued to maintain our SEC reporting and work on finding products and services that meets our criteria. We believe we have finally established the right business model, products and services, and management group to begin to implement our business plan. We have been exploring providing consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. There have been preliminary meetings with possible vendors, clients and data providers, but no formal or definitive agreements (other than those described herein) have been entered as of the date of this filing. Since January 1, 2011, we have been focused on obtaining the licenses for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of December 31, 2013, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 340,000 shares as Share Royalty and 10,200 shares as Gross Sales Royalty.

Our ability to fully implement our business plan is dependent both on implementing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company. Going forward, we expect that our efforts will be focused on parallel courses to achieve both goals. While we have raised funds in private offerings, there are no assurances, however, that we will be able to raise all of the necessary capital to pursue other aspects of our business development.

Recent Events

On June 13, 2013, we signed a Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) with Central Coast Technology Associates ("Central Coast"). Pursuant to the Software Development Agreement, Central Coast shall help us design, develop and deploy software platforms for our services, for which we agreed to compensate Central Coast $100 for each full hour expended in satisfaction of Central Coast's duties; provided however, that initially, the maximum hours to be compensated under the Software Development Agreement shall be 1,000, which is subject to adjustment upon proper notification and consent. Central Coast is responsible for keeping accurate records of time spent on services to be provided under the Software Development Agreement and shall be paid upon the completion of certain duties. In addition to the $100 per hour compensation described above, we also agreed to pay Central Coast an ongoing development fee of $250 for each full hour spent performing such services for our platform.

Central Coast also agreed that during the term of the Software Development Agreement and for the three-year period thereafter, it shall not provide software development services to our competitors.

Concurrently with executing the Software Development Agreement, we also granted options to Central Coast to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to repurchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can repurchase up to 50% of the options for $500. As of March 31, 2014, none of the options had vested.

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

Going Concern

We have incurred accumulated losses of approximately $4,371,652 since inception through March 31, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the fiscal quarters ended March 31, 2014 and 2013, we did not recognize any revenue from our operational activities. We do not expect to recognize revenues from our operational activities in 2014, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended March 31, 2014, we recognized operational expenses of $91,369 compared to $220,051 during the same quarter in 2013. The decrease of $128,682 or 58% was a result of the decrease in legal and professional fees.

We expect that these expenses will continue to increase during 2014 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2014, we recognized a net loss of $109,277, compared to $235,359 for the same quarter in 2013. The decrease of $126,082 was attributable to the decrease in legal and professional fees.

Liquidity and Capital Resources

Three Months Ended March 31, 2014 and 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(4,051)	$(31,610)
Net cash (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$4,000	$5,550

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2014, we had a working capital deficit of $2,335,994 as compared to a working capital deficit of $2,252,782 at December 31, 2013. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $81,536 at March 31, 2014 from December 31, 2013 primarily related to net increase in accounts payable, accounts payable- related parties and accrued interest and other liabilities. Accounts payable decreased $3,429, accounts payable- related parties increased $25,125 and accrued interest and other liabilities increased $55,840.

During the three months ended March 31, 2014, J.H. Brech, LLC made working capital advances totaling of $4,000. At March 31, 2014, we owe a total of $299,231 under the working capital line of credit.

Our balance sheet at March 31, 2014, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2014, we have $521,000 principal amount and $276,717 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2014 was $4,051 as compared to net cash used in operating activities of $31,610 for the period ending March 31, 2013. We did not generate or use any cash from investing activities during the three months ended March 31, 2014 and 2013. Cash flows provided by financing activities included an increase of $4,000 and 5,550 from a line of credit to a related party during the three months ended March 31, 2014 and 2013, respectively.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.    CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports during the fiscal year ended December 31, 2014 which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding periodic reports within the next few weeks.

Evaluation of Disclosure Controls and Procedures

Going forward from this filing, once flows from operations improve to a level where it is able to implement remediation plans, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any legal proceedings or claims that would require disclosure under Item 103 of Regulation S-K. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended March 31, 2014, the Company authorized the issuance of 69,800 shares valued at $22,940 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act or Rule 506(b) of Regulation D promulgated thereunder, for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

10.1	Form of Agreement with Central Coast Technology Associates (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on June 18, 2013)
10.2	Form of Option Agreement for Central Coast Technology (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8K filed on June 18, 2013)
10.3	Consulting Agreement with Darren Dunckel (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 14, 2014)
10.4	Form of First Letter of Addendum and First Amendment to $500,000 8% Revolving Credit Note by and between the Company and J.H. Brech, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on August 28, 2014)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

101	Interactive Data Files (Filed herewith)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.

Dated: May 18, 2015

By: /s/Darren Dunckel
Darren Dunckel
President and CEO