Form 10-Q
period 2014-06-30
INTREorg SYSTEMS INC.
filed 2015-06-05
CIK 1295560

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [ ] No [ X ]

The number of shares of Common Stock, no par value, issued and outstanding on June 5, 2015 was 14,219,419.

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

Item 1.        Financial Statements.

Contents

Balance Sheets at June 30, 2014 and December 31, 2013 (Unaudited)	5

Unaudited Statements of Operations for the three and six months ended June 30, 2014 and 2013	6

Unaudited Statements of Cash Flows for the six months ended June 30, 2014 and 2013	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS:

Current Assets:
Cash	$-	$51
Prepaid expenses	323	3,573
Total Current Assets	323	3,624

Licensing agreement	18,750	25,000
TOTAL ASSETS	$19,073	$28,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$469,451	$458,803
Accounts payable - related parties	200,636	149,962
Accrued interest and other liabilities	422,678	378,120
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	392,233	295,231
Total Current Liabilities	2,459,288	2,256,406

Commitments and Contingencies

Stockholders' Deficit

Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 12,994,872 and 12,845,072 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,851,144	1,803,404

Additional paid in capital	237,078	231,189

Accumulated deficit	(4,528,437)	(4,262,375)

Total stockholders' deficit	(2,440,215)	(2,227,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,073	$28,624

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

General and administrative expenses	$136,863	$191,800	$228,231	$411,851
Interest Expense	10,556	10,556	20,994	20,994
Interest expense- related party	9,367	3,244	16,837	8,114
Total operating expenses	156,786	205,600	266,062	440,959

Net loss	$(156,786)	$(205,600)	$(266,062)	$(440,959)

Net loss per share of common stock	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding	12,935,771	12,394,679	12,907,357	12,313,112

`

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(266,062)	$(440,959)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock and options issued for services	53,629	128,194
Amortization and depreciation	9,500	6,250
Changes in operating assets and liabilities
Advances- related party	-	20,000
Increase in Accounts Payable	10,648	159,247
Increase in accounts payable related party	50,674	60,257
Increase in accrued interest and other liabilities	44,558	-

Net Cash Flows Used by Operating Activities	(97,053)	(67,011)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	97,002	40,951

Net Cash Flows Provided by Financing Activities	97,002	40,951

Net Decrease in Cash	(51)	(26,060)

Cash at Beginning of Period	51	26,060

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

June 30, 2014

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,458,965 at June 30, 2014. During the three and six month periods ended June 30, 2014, the Company did not generate any revenues. At June 30, 2014, the Company had an accumulated deficit of $4,528,437.

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

NOTE 2.   RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit").  Under the terms of the Line of Credit, we have access of up to $500,000.  Advances under this Line of Credit were in abeyance for approximately 12 months from August of 2011 to August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein.

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

As of June 30, 2014, the Company owed Brech a principal of $392,233, plus accrued interest of $50,853. As of December 31, 2013, the Company owed Brech $295,231, plus accrued interest of $34,016. Accrued interest is recorded in accounts payable- related party. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability. As of the date of this Report, Brech has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of June 30, 2014 and December 31, 2013, Cicerone Corporate Development, LLC ("Cicerone") was owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties.

NOTE 3.      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at June 30, 2014 and December 31, 2013 amounted to approximately $287,389 and $296,120, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.      ACCRUED CONTINGENCIES.

As of June 30, 2014 and December 31, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.     CAPITAL STOCK.

During the six months ended June 30, 2014, the Company authorized the issuance of 129,800 shares valued at $41,740, to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On April 25, 2014, the Company authorized the issuance of 20,000 shares valued at $6,000 to PT Platinum Consulting, LLC for professional services related to financial reporting and accounting.

While we have not issued the certificates for these shares as of June 30, 2014, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at June 30, 2014. The shares have been issued as of the date of this Report.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of June 30, 2014, none of the options have vested.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. Stock option expense of $5,889 was recorded for the period ended June 30, 2014.

A summary of option activity as of June 30, 2014 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance at January 1, 2013	1,900,000	$1.24	3.20	$2,347,000
Granted	300,000	2.33	2.83	700,000.00
Exercised	-	-	-	-
Expired	-	-	-	-

Balance at June 30, 2014	2,200,000	1.39	2.82	$3,047,000

Options exercisable at June 30, 2014	900,000	2.33	1.50	$2,097,000

NOTE 6.     SUBSEQUENT EVENTS

During the period from July 1, 2014 through June 4, 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 200,000 shares valued at the closing price as of the date of grant for a total of $57,400.

In March 2015, the Company issued shares required to be issued for various services rendered to the Company resulting in the issuance of 1,024,547 shares.

Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 and notes thereto contained elsewhere in this Report, and our annual  report on Form 10-K for the twelve months ended December 31, 2013 and 2012  including the consolidated financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of June 30, 2014, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 320,000 shares as Share Royalty and 10,200 shares as Gross Sales Royalty.

Our ability to fully implement our business plan is dependent both on implementing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company. Going forward, we expect that our efforts will be focused on parallel courses to achieve both goals. While we have raised funds in private offerings, there are no assurances, however, that we will be able to raise all of the necessary capital to pursue all aspects of our business development.

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

Concurrently with executing the Software Development Agreement, we also granted options to Central Coast to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and contain provisions for cashless exercise. If Central Coast fails to fully complete its services, we have the right to repurchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can repurchase up to 50% of the options for $500. As of June 30, 2014, none of the options had vested.

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

Going Concern

We have incurred accumulated losses of approximately $4,528,437 since inception through June 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

During the fiscal quarters ended June 30, 2014 and 2013, we did not recognize any revenue from our operational activities. We do not expect to recognize revenues from our operational activities in 2014, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended June 30, 2014, we recognized general and administrative expenses of $136,863 compared to $191,800 during the same quarter in 2013. The decrease of $54,937 or 29% was a result of the decrease in legal and accounting fees. The decrease was partially offset by an increase in professional fees for investor relations services.

We expect that these expenses will increase during 2014 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended June 30, 2014, we recognized a net loss of $156,786, compared to $205,600 for the same quarter in 2013. The decrease of $48,814 was attributable to the decrease in legal and professional fees.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

During the six month periods ended June 30, 2014 and 2013, we did not recognize any revenue from our operational activities. We do not expect to recognize revenues from our operational activities in 2014, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the six month period ended June 30, 2014, we recognized general and administrative expenses of $228,231 compared to $411,851 during the same period in 2013. The decrease of $183,620 or 45% was a result of the decrease in legal and accounting fees. The decrease was partially offset by an increase in professional fees for investor relations services.

During the six months ended June 30, 2014, we recognized a net loss of $266,062, compared to $440,959 for the same period in 2013. The decrease of $174,897 was attributable to the decrease in legal and professional fees.

Liquidity and Capital Resources

Six Months Ended June 30, 2014 and 2013

The following table sets forth a summary of our approximate cash flows for the periods indicated:

	For the Six Months Ended June 30
	2014	2013
Net cash provided by (used in) operating activities	$(97,053)	$(67,011)
Net cash (used in) investing activities	$-	$-
Net cash provided by (used in) financing activities	$97,002	$40,951

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2014, we had a working capital deficit of $2,458,965 as compared to a working capital deficit of $2,252,782 at December 31, 2013. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased approximately $202,882 at June 30, 2014 from December 31, 2013 primarily related to a net increase in accounts payable, accounts payable- related parties and accrued interest and other liabilities and the Brech revolver. Accounts payable increased $10,648, accounts payable- related parties increased $50,674 while accrued interest and other liabilities increased $44,558.

During the six months ended June 30, 2014, J.H. Brech, LLC made working capital advances totaling of 97,002. At June 30, 2014, we owed a total of $392,233 under the working capital line of credit.

Our balance sheet at June 30, 2014 included $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2014, we have $521,000 principal amount and $287,389 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six months ending June 30, 2014 was $97,053 as compared to net cash used in operating activities of $67,011 for the period ending June 30, 2013. We did not generate or use any cash from investing activities during the six months ended June 30, 2014 and 2013. Cash flows provided by financing activities included an increase of $97,002 from a line of credit to a related party as compared to $40,951 for the period ended June 30, 2013.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.     CONTROLS AND PROCEDURES

The Company failed to timely file three periodic reports during the fiscal year ended December 31, 2014 and its quarterly report for March 31, 2015 which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding periodic reports within the next few weeks.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:   June 5, 2015

By:  /s/ Darren Dunckel

  Darren Dunckel

  President and CEO