Form 10-Q
period 2014-09-30
INTREorg SYSTEMS INC.
filed 2015-06-16
CIK 1295560

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [X] No [  ]

The number of shares of Common Stock, $0.001 par value, outstanding on June 16, 2015 was 14,219,419 shares.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	14

Part II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 5.	Exhibits	15

SIGNATURES

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

Item 1.        Financial Statements.

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS:

Current Assets:
Cash	$2,522	$51
Prepaid expenses	-	3,573
Total Current Assets	2,522	3,624

Licensing agreement	15,625	25,000
TOTAL ASSETS	$18,147	$28,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$499,101	$458,803
Accounts payable - related parties	210,819	149,962
Accrued interest and other liabilities	445,349	378,120
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	429,523	295,231
Total Current Liabilities	2,559,082	2,256,406

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 13,054,872 and 12,845,072 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,866,144	1,803,404

Additional paid in capital	245,911	231,189

Accumulated deficit	(4,652,990)	(4,262,375)

Total stockholders' deficit	(2,540,935)	(2,227,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,147	$28,624

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

General and administrative expenses	$103,698	$175,097	$331,931	$586,948
Interest Expense	10,671	10,659	31,664	31,653
Interest expense- related party	10,183	4,213	27,020	12,327
Total operating expenses	124,552	189,969	390,615	630,928

Net loss	$(124,552)	$(189,969)	$(390,615)	$(630,928)

Net loss per share of common stock	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	13,014,672	12,478,937	12,943,522	12,375,877

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(390,615)	$(630,928)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock and options issued for services	77,462	181,041
Amortization and depreciation	12,948	9,375
Changes in operating assets and liabilities
Increase in prepaid expenses	-	(5,198)
Advances- related party	-	20,000
Increase in Accounts Payable	40,298	210,872
Increase in accounts payable related parties	60,857	136,327
Increase in accrued interest and other liabilities	67,229	-

Net Cash Flows Used by Operating Activities	(131,821)	(78,511)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	134,292	52,451

Net Cash Flows Provided by Financing Activities	134,292	52,451

Net Change in Cash	2,471	(26,060)

Cash at Beginning of Period	51	26,060

Cash at End of Period	$2,522	$-

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2014

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,556,560 at September 30, 2014. During the three and nine month periods ended September 30, 2014, the Company did not generate any revenues. At September 30, 2014, the Company had an accumulated deficit of $4,652,990.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2013 as filed with the SEC on Form 10-K on April 10, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2013 as reported in Form 10-K have been omitted.

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

As of September 30, 2014, the Company owed Brech $429,523, plus accrued interest of $61,036. As of December 31, 2013, the Company owed Brech $295,231, plus accrued interest of $34,016. Accrued interest is recorded in accounts payable- related party. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability. As of the date of this Report, Brech has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of September 30, 2014 and December 31, 2013, Cicerone Corporate Development, LLC ("Cicerone") was owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties.

NOTE 3.      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at September 30, 2014 and December 31, 2013 amounted to approximately $298,060 and $296,120, respectively, and was included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.      ACCRUED CONTINGENCIES.

As of September 30, 2014 and December 31, 2013, management estimated $453,290, as amounts for liabilities incurred by former management of the Company.

NOTE 5.     CAPITAL STOCK.

During the nine-month period ended September 30, 2014, the Company authorized the issuance of 189,800 shares valued at $56,740, to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On April 25, 2014, the Company authorized the issuance of 20,000 shares valued at $6,000 to PT Platinum Consulting, LLC for professional services related to financial reporting and accounting.

While we have not issued the certificates for these shares as of September 30, 2014, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at September 30, 2014. The shares have been issued as of the date of this Report.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided, however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of September 30, 2014, none of the options have vested.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. During the three and nine month periods ended September 31, 2014, the Company recognized an expense of $ 8,833 and $14,722, respectively, relating to this award. None was recognized in the prior year periods.

A summary of option activity as of September 30, 2014 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,900,000	$1.24	3.20	$2,347,000
Granted	300,000	2.33	2.58	700,000
Exercised	-	-	-	-
Expired	-	-	-	-

Balance September 30, 2014	2,200,000	1.39	2.53	$3,047,000

Options exercisable at September 30, 2014	900,000	2.33	1.50	$2,097,000

NOTE 6.     SUBSEQUENT EVENTS

During the period from October 1, 2014 through the date of this report, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 140,000 shares valued at the closing price as of the date of grant for a total of $40,800.

In March 2015, the Company issued shares required to be issued for various series rendered to the Company resulting in the issuance of 1,024,547 shares.

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of September 30, 2014, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 320,000 shares as Share Royalty and 10,200 shares as Gross Sales Royalty.

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

Central Coast secured its obligation to complete its services to us with the options granted to it concurrently with the Software Development Agreement. Pursuant to the terms of the Option Agreement, Central Coast holds an option purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided, however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of September 30, 2014, none of the options had vested.

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

Going Concern

We have incurred accumulated losses of approximately $4,652,900 since inception through September 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the fiscal quarters ended September 30, 2014 and 2013, we did not recognize any revenue from our operational activities. We do not expect to recognize revenues from our operational activities in 2014, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the fiscal quarter ended September 30, 2014, we recognized general and administrative expenses of $103,698 compared to $175,097 during the same quarter in 2013. The decrease of $71,399 or 41% was a result of the decrease in legal and consulting fees. The decrease was partially offset by an increase in accounting fees as the company made progress in bringing its SEC filings current.

We expect that these expenses to increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended September 30, 2014, we recognized a net loss of $124,552 compared to $189,969 for the same quarter in 2013. The decrease of $65,417 was attributable to the decrease in legal and professional fees.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

During the nine month periods ended September 30, 2014 and 2013, we did not recognize any revenue from our operational activities. We do not expect to recognize revenues from our operational activities in 2014, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the nine month period ended September 30, 2014, we recognized general and administrative expenses of $331,931 compared to $586,948 during the same period in 2013. The decrease of $255,017 or 43% was a result of the decrease in legal and accounting fees. The decrease was partially offset by an increase in professional fees for investor relations services.

During the nine months ended September 30, 2014, we recognized a net loss of $390,615, compared to $630,928 for the same period in 2013. The decrease of $240,313 was attributable to the decrease in legal and professional fees.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2014, we had a working capital deficit of $2,556,560 as compared to a working capital deficit of $2,252,782 at December 31, 2013. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased approximately $302,676 at September 30, 2014 from December 31, 2013, primarily related to increases in accounts payable, accounts payable - related parties and accrued interest and other liabilities and the Brech revolver. Accounts payable increased $40,298, accounts payable- related parties increased $60,857 while accrued interest and other liabilities increased $67,229.

During the nine months ended September 30, 2014, J.H. Brech, LLC made working capital advances totaling of $134,292. At September 30, 2014, we owed a total of $429,523 under the working capital line of credit.

Our balance sheet at September 30, 2014, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At September 30, 2014, we had $521,000 principal amount and $298,060 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine months ended September 30, 2014 was $131,821, as compared to net cash used in operating activities of $78,511 for the period ended September 30, 2013. We did not generate or use any cash from investing activities during the nine months ended September 30, 2014 and 2013. Cash flows provided by financing activities during the nine months ended September 30, 2014 and 2013 was $134,292 and $52,451, respectively, from a line of credit to a related party.

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

Item 4. CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports for the fiscal year ended December 31, 2014 and for the first quarter of the fiscal year ending December 31, 2015, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and intends to file the outstanding periodic reports within the next few weeks.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended September 30, 2014, the Company authorized the issuance of 60,000 shares valued at $15,000 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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

INTREorg Systems, Inc.

Dated:   June 16, 2015

By:	/s/ Darren Dunckel
Darren Dunckel
President and CEO