Form 10-K
period 2014-12-31
INTREorg SYSTEMS INC.
filed 2015-07-09
CIK 1295560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53262

INTREORG SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

TEXAS	45-0526215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 SILICON DRIVE, SUITE 103	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) 416-6846

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NOT APPLICABLE

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

☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $2,270,112.

As of July 7, 2015, the Registrant has 14,079,419 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2013” refers to the year ended December 31, 2013, and “2014” refers to the year ended December 31, 2014.

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
●

Monitoring for Regulation FD (Fair Disclosure) compliance:When an issuer, or person acting on its behalf, discloses material nonpublic information to certain enumerated persons (in general, securities market professionals and holders of the issuer's securities who may well trade on the basis of the information), the issuer must make public disclosure of that information; during the normal course of data-mining, Regulation FD issues may be identified so long as insiders and persons possessing material, non-public information are made known to the issuer.If any such compliance issue is found, the client company of the software would be immediately notified via electronic communication detailing the individual and the transaction believed to constitute the compliance issue.

●	Enforce lock-ups; and,

●	Improved investor relations.

On October 30, 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. Through December 31, 2014, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or was due an aggregate of 534,600 shares.

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

Employees

As of December 31, 2014, we had one full time employee.  Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed, part-time basis.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $4,817,583 as of December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2014, we reported a net loss of $555,208. We had a working capital deficit of $2,693,395 at December 31, 2014.  We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

IF WE ARE UNABLE TO FILE OUR OUTSTANDING DELINQUENT PERIODIC REPORTS, OUR REGISTRATION MAY BE REVOKED AND WE MAY BE SUBJECT TO A TRADING SUSPENSION.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency and will only be deficient with regards to our fiscal 2015 reports following the filing of this Annual Report on Form 10-K for the year ended December 31, 2014. We informed the SEC that we shall file all outstanding delinquent reports on or before June 23, 2015, but it does not seem that we will be able to file the final outstanding delinquent report, which would be the Quarterly Report on Form 10-Q for the quarter ending March 31, 2015 by such time. Although there can be no guarantee, we hope that by filing all the other delinquent reports by such date and the outstanding 10-Q soon thereafter, will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act. If the SEC initiates a 12(j) proceeding, our stock may be subject to a trading suspension pursuant to Section 12(k) of the Exchange Act. If the SEC initiates a 12(j) or 12(k) proceeding, it will significantly impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $2,693,395 at December 31, 2014, which includes $496,078 in accounts payable, $295,253 in accounts payable to related parties, $468,020 in accrued interest and other liabilities, $453,290 in accrued contingencies, $521,000 in notes payable which are past due and a revolving line of credit with a related party with an outstanding balance as of December 31, 2014 of $459,754.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and t is unlikely we will be able to continue as a going concern.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2014 and 2013, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2014 and 2013. During its evaluation, as of December 31, 2014 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Although this item is not applicable to smaller reporting companies like us, management believes it is important to disclose the following information to you.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency and will only be deficient with regards to our fiscal 2015 reports following the filing of this Annual Report on Form 10-K for the year ended December 31, 2014. We informed the SEC that we shall file all outstanding delinquent reports on or before June 23, 2015, but it does not seem that we will be able to file the final outstanding delinquent report, which would be the Quarterly Report on Form 10-Q for the quarter ending March 31, 2015 by such time. Although there can be no guarantee, we hope that by filing all the other delinquent reports by such date and the outstanding 10-Q soon thereafter, will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act.

ITEM 2.                DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the offices of Pt Platinum Consulting, LLC, who provides consulting services to us. We do not currently pay monthly rent for the use of this office and the use of these facilities are included in our consulting arrangement with the consultant. We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

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

	High	Low
2013
First quarter ended March 31, 2013	$0.40	$0.23
Second quarter ended June 30, 2013	$0.40	$0.06
Third quarter ended September 30, 2013	$0.35	$0.18
Fourth quarter ended December 31, 2013	$0.51	$0.17

2014
First quarter ended March 31, 2014	$0.40	$0.20
Second quarter ended June 30, 2014	$0.42	$0.15
Third quarter ended September 30, 2014	$0.32	$0.12
Fourth quarter ended December 31, 2014	$0.45	$0.15

2015
First quarter ended March 31, 2015	$0.40	$0.17

The last sale price of our common stock as reported on the OTC Pink Market was $0.14 on July 7, 2015.  As of July 7, 2015, there were approximately 117 record owners of our common stock.

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

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below.  Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities.

During the year ended December 31, 2014, the Company authorized the issuance of 249,800 shares valued at $72,540 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of December 31, 2014, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 534,600 shares.

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

Going Concern

We have incurred accumulated losses of $4,817,583 as of December 31, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from related parties.  To fully organize our company and implement the first phase of our business model, we will need to raise approximately $2.5 million in addition to the funds necessary to satisfy our existing obligations.  Over the past four years, we have only raised approximately $350,000 in private financings; we continue to seek the additional necessary capital, but there can be no assurance that we will receive financing on acceptable terms, or at all.

Given the nature of our company and the current status of the capital markets, there are no assurances we will be able to raise all of the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever generate revenues from our operations.

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the years ended December 31, 2014 and 2013, we did not recognize any revenue from our operational activities.  We do not expect to recognize revenues from our operational activities in 2013, as management is focused on the securing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2014, we recognized operational expenses of $475,172 consisting of general and administrative expenses of $390,132 and consulting fees-related parties of $85,040, compared to operational expenses of $789,040 during the year ended December 31, 2013.  The decrease of $313,868 or 31% was a result of the decrease in professional fees.

We expect that these expenses will increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2014, we recognized a net loss of $555,208 compared to $849,838 for the year ended December 31, 2013.  The decrease of $294,630 or 35% was attributable to the decrease in professional fees.

Liquidity and Capital Resources

At December 31, 2014, we had a working capital deficit of $2,693,395. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

At December 31, 2014, we owe a total of $459,754 under the working capital line of credit.

Our balance sheet at December 31, 2014 includes $453,290 of accrued contingencies.  This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2014 we have $521,000 principal amount and $308,613 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

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

As of December 31, 2014, the Company owed JH Brech, a related party, $459,754 for amounts advanced to the Company for working capital expenses.  The maturity date on the Line of Credit was not amended. The balance is past due and is included in current liabilities as of December 31, 2014 and 2013. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

INTREorg Systems, Inc.

We have audited the accompanying balance sheets of INTREorg Systems, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. INTREorg Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTREorg Systems, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

July 7, 2015

INTREorg Systems, Inc.

Balance Sheets

	December 31,
	2014	2013

ASSETS:

Current Assets:
Cash	$-	$51
Prepaid expenses	-	3,573
Total Current Assets	-	3,624

Licensing agreement, net	12,500	25,000
TOTAL ASSETS	$12,500	$28,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$496,078	$458,803
Accounts payable - related parties	295,253	149,962
Accrued interest and other liabilities	468,020	378,120
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	459,754	295,231
Total Current Liabilities	2,693,395	2,256,406

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 13,114,872 and 12,845,072 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,881,944	1,803,404

Additional paid in capital	254,744	231,189

Accumulated deficit	(4,817,583)	(4,262,375)

Total stockholders' deficit	(2,680,895)	(2,227,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,500	$28,624

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

	For the Years Ended December 31,
	2014	2013

General and administrative expenses	$390,132	$714,540
Consulting fees- related parties	85,040	74,500
Interest Expense	42,335	42,324
Interest expense- related party	37,701	18,474
Total operating expenses	555,208	849,838

Net loss	$(555,208)	$(849,838)

Net loss per share of common stock	$(0.04)	$(0.07)

Weighted average number of common shares outstanding	12,976,579	12,464,909

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(555,208)	$(849,838)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock and options issued for services	102,095	233,532
Amortization	16,073	12,500
Changes in operating assets and liabilities
(Increase)/decrease in Prepaid expenses	-	2,927
Advances / (repayment) - related party	-	20,000
Increase in Accounts Payable and accrued expenses	37,275	283,059
Increase in accounts payable related parties	145,291	98,473
Increase in accrued interest and other liabilities	89,900	-
Net Cash Flows Used by Operating Activities	(164,574)	(199,347)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase / (decrease) in related party revolving line of credit	164,523	173,338
Net Cash Flows Provided by Financing Activities	164,523	173,338

Net (Decrease) Increase in Cash	(51)	(26,009)

Cash at Beginning of Period	51	26,060

Cash at End of Period	$-	$51

Supplemental Disclosure of Cash Flow Informantion

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Common stock issued for prepaid expenses	$-	$6,500

The accompanying financial statements are an integral part of these financial statements.

INTREorg SYSTEMS, INC.

Statements of Stockholders' Deficit

For the years ended December 31, 2014 and 2013

			Preferred A		Additional
	Comon Stock		Stock		Paid in	Accumulated
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Totals

Balance - January 1, 2013	12,202,266	$1,653,913	-	$-	$140,648	$(3,412,537)	$(1,617,976)

Options issued for Directors fees	-	-	-	-	90,541	-	90,541
Common stock issued for legal services	100,000	25,000	-	-	-	-	25,000
Common stock issued for legal services	50,000	13,050	-	-	-	-	13,050
Common Stock issued for web design	32,500	6,500	-	-	-	-	6,500
Common Stock issued for legal services	214,706	42,941	-	-	-	-	42,941
Common stock issued for consulting services	245,600	62,000	-	-	-	-	62,000
Net Loss	-	-	-	-	-	(849,838)	(849,838)
Balance - December 31, 2013	12,845,072	1,803,404	-	-	231,189	(4,262,375)	(2,227,782)

Options issued for Directors fees	-	-	-	-	23,555	-	23,555
Common stock issued for consulting services	269,800	78,540	-	-	-	-	78,540
Net Loss	-	-	-	-	-	(555,208)	(555,208)
Balance - December 31, 2014	13,114,872	$1,881,944	-	$-	$254,744	$(4,817,583)	$(2,680,895)

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,693,395at December 31, 2014. During the year ended December 31, 2014, the Company did not generate any revenues. At December 31, 2014, the Company had an accumulated deficit of $4,817,583.

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

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on the earlier of:

·	June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or
·	the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2014 totaled $71,717.

As of December 31, 2014, the Company owed JH Brech, a related party, $459,754 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2014 and 2013. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of December 31, 2014 and 2013, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Board Compensation

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. During the year ended December 31, 2014 the Company recognized an expense of $23,555 relating to this award. None was recognized in the prior year period.

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

NOTE 3.    NOTES PAYABLE.

The Company's notes total $521,000 at December 31, 2014 and 2013 and bear interest at rates ranging for 6% to 10% per annum.  Accrued and unpaid interest at December 31, 2014 and 2013 amounted to approximately $308,613 and $266,278 and is included with accrued interest and other liabilities in the accompanying financial statements.  All of the Company's notes payable are past due and in default.

NOTE 4.    COMMITMENTS AND CONTINGENCIES.

At December 31, 2014 and 2013, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company.  The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2014 or since, through the date of these financial statements.

NOTE 5.    CAPITAL STOCK.

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

As of December 31, 2014, PISA has received 250,000 shares of common stock issued upon execution of the agreement, valued at $37,500 ($.15 per share) the fair market value on the date of issuance. During 2014, PISA earned an aggregate of 249,800 shares related to the monthly compensation, valued at $72,540 ($.20 to $.40 per share) the fair market value on the date of issuance.

On April 25, 2014, the Company authorized the issuance of 20,000 shares valued at $6,000 to PT Platinum Consulting, LLC for professional services related to financial reporting and accounting.

As of December 31, 2014, a total of 140,000 shares authorized, but not issued, are shown as outstanding as the issuance of such shares is deemed as a ministerial act.

During 2013, PISA earned an aggregate of 245,600 shares related to the monthly compensation, valued at $64,240 the fair market value on the date of issuance. These shares are shown as outstanding at December 31, 2013 as the issuance of such shares is deemed a ministerial act. Such shares were issued in 2014.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. The Company recognizes an expense for the fair value of the award at the date of grant at the earlier of the vesting of the options or when achievement of the performance objective has been met or is reasonably assured. As of December 31, 2014 none of these criteria had been met.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. During the year ended December 31, 2014, the Company recognized an expense of $23,555 relating to this award. None was recognized in the prior year periods.

The grant date fair value of options granted for the years ended December 31, 2014 and 2013 were based on the Black Scholes model using the following assumptions:

	Year ended December 31,
	2014	2013
Weighted average fair value per option granted during the period	$0.35	$0.15
Assumptions:
Weighted average stock price volitility	430%	420%
Dividends	-	-
Weighted average risk free rate of return	0.30%	1.1%
Weighted average estimated forfeiture rate	-	-
Weigthed average expected term (years)	3	5

A summary of option activity for the years ended December 31, 2014 and 2013 are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2013	1,000,000	0.25	3.50	250,000

Granted	300,000	2.33	2.33	700,000
Exercised	-	-	-	-
Expired	-	-	-	-

Balance December 31, 2014	1,300,000	0.95	3.20	$2,097,000

Options exercisable at December 31, 2014	-	-	-	$-

NOTE 6.    INCOME TAXES.

The deferred tax asset as of December 31, 2014 and 2013 was approximately $627,000 and $473,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax assets of December 31, 2014 and 2014 of $0.  There is no income tax provision for either year due to the change in valuation allowance.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.  At December 31, 2014 the Company had an unused net operating loss carry over approximating $1,845,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2014 and could be subject to penalty for its delinquency.  Additionally, the availability of its net operating loss may be subject to adjustment.

NOTE 7.   SUBSEQUENT EVENTS.

During the period January 1, 2015 through April 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 80,000 shares valued at the closing price as of the date of grant for a total of $25,000.

In March 2015, the Company issued shares required to be issued for various series rendered to the Company resulting in the issuance of 1,024,547 shares.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.             CONTROLS AND PROCEDURES.

As further explained elsewhere in this Report, the Company failed to timely file its periodic reports for the fiscal years ended December 31, 2013 and December 31, 2014, as well as the Quarterly Report on Form 10-Q for the quarter ending March 31, 2015 (the “March 2015 10Q”), which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports and the only delinquent report following the filing of this Annual Report will be the March 2015 10Q.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the existence of the material weaknesses as of December 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2014 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of July 7, 2015

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

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

In 2007, our Board of Directors adopted a Code of Business Conduct which applies to our directors, officers, employees and representatives.  The Code of Business Conduct sets forth guidelines for public communications, conflicts of interest policies, anti-competitive activities, our policies regarding confidential and proprietary information, information on insider trading restrictions and policies regarding financial investments by the covered persons, and includes a code of ethics for our employees.   In 2007 our Board also adopted a Code of Ethics that applies to our Board members and sets out our policies related to conflicts of interest, confidentiality, legal compliance, competition and corporate opportunities, and reporting illegal or unethical behavior.  Lastly, in 2007 our Board also adopted a Code of Ethics for Financial Professionals which provides additional guidelines for our chief executive officer, chief financial officer, controller and any other person providing similar functions to us. Our codes of ethics are attached as exhibits to this Form and can be found on our website, www.intreorg.com.  Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 556 Silicon Drive, Suite 103, Southlake, Texas  76092.

ITEM 11.             EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2014 and 2013.

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

Executive and Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Redgie Green	24,000		0	0	0	0	24,000

Michael Farmer	24,000		105,997	0	0	0	129,997

On October 30, 2012, we entered into an agreement with each of Dr. Henson and Messrs. Green and Farmer, whereby they each agreed to serve on our Board of Directors in return for an annual director’s fee of $24,000.  In light of our cash position, Dr. Henson and Mssrs. Green and Farmer agreed that all cash salaries owed under his respective agreement shall only be paid once we complete a financing or when we are otherwise more cash flow positive.  As of December 31, 2014, none of the $129,565 in Board fees were paid and are included in accrued interest and other liabilities.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 7, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 7, 2015, we had 14,079,419 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 7, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 7, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 556 Silicon Drive, Suite 103, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Darren Dunckel	-		0%
Redgie Green	120,000		0.85%
Michael Farmer	820,000	(1)	5.82%
All officers and directors as a group (three persons)	940,000		6.68%

J.H. Brech, LLC	264,017	1.88%
Harry McMillan(2)	1,034,017	7.34%
C.E. McMillan Family Trust (2)(3)	1,034,017	7.34%

(1) Includes 700,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Farmer and over which he has voting and dispositive control of the shares of the Company’s common stock held by such entity, 20,000 shares he received for his director services and 100,000 options that have vested but whose strike price is lower than the current market price for our common stock.

(2) Includes 264,017 shares held by J.H. Brech, LLC ("JHB") and 770,000 shares held by Public Issuers Stock Analytics, LLC ("PISA"). McMillan, on behalf of the CE McMillan Family Trust (the "McMillan Trust"), is the manager of JHB, CCD and PISA (JHB, CCD and PISA are collectively referred to herein as the "Entities").  Mr. McMillan is the Trustee of the McMillan Trust, for the benefit of his wife and their children.  McMillan, as trustee of the McMillan Trust and the McMillan Trust may each be deemed to beneficially own the shares of common stock beneficially owned by the Entities.  Each disclaims beneficial ownership of such shares.

(3)  The McMillan Trust, which owns PISA, and McMillan, as Managing Member of PISA and trustee of the McMillan Trust, may each be deemed to beneficially own the shares of common stock owned by PISA.  Each disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	200,000	$2.50	1,800,000
Plans not approved by shareholders:	0	n/a	n/a

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

As of December 31, 2014, the Company owed JHB, a related party, $459,754 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is recorded in current liabilities as of December 31, 2014. As of the date of this Report, JHB has not declared a default on the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2014 totaled $71,717.

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

As stated elsewhere in this Report, on October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC (“PISA”).  The McMillan Trust, one of our Beneficial Owners as such term is defined in Item 403 of Regulation S-K, owns PISA and Mr. McMillan is the Managing Member of PISA.   The term of the PISA agreement is for three years and entitles PISA to the following compensation: 250,000 shares of Common Stock upon execution of the PISA Agreement; 20,000 shares per month based on the closing price of the Common Stock on the last business day of each respective month (the "Share Royalty"); and, 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty").  If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty.  The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg.  As of December 31, 2014 and as of the date of this Report, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 534,600 shares.

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

In August 2008, we received a bridge loan from our then CEO, Dr. Henson.  The bridge note was due and payable in February 2009, but remains unpaid.  Under the terms of the related note, the note retains interest at the rate of 9% per annum and is convertible at a conversion price equal to $1.00 per share.  As of December 31, 2014, the entire principal and interest due and owing is $31,421.  In light of our relationship with Dr. Henson, he has not demanded payment of this note as of the date of this Report.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2014 and 2013.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2014 and 2013.

	2014	2013

Audit Fees	$20,300	$21,800
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,300	$21,800

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors were pre-approved by the entire Board of Directors.

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

10.4	Consulting Agreement dated May 15, 2009 by and among INTREorg Systems, Inc. and J.H. Brech LLC. (Incorporated by reference to the Current Report on Form 8-K as filed on May 26, 2009)
10.5	INTREorg Systems, Inc. 2010 Stock Option and Award Incentive Plan (Incorporated by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on June 7, 2010.)
10.6	Form of bridge note and forms of extension agreements (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
10.7	Funding/Financing Referral/Placement Agency Agreement with Eurpoa Securities, LLC. (Incorporated by reference to the Current Report on Form 8-K as filed on October 8, 2010.)
10.8	Form of extension for J.H. Brech notes (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
10.9	Corporate Officer Consulting Engagement Agreement with Dr. Henson, dated October 31, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.10	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.11	Board of Directors Agreement with Dr. Henson, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.12	Board of Directors Agreement with Redgie Green, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)

10.13	Board of Directors Agreement with Michael Farmer, dated as of September 5, 2012 (Incorporated by Reference to Exhibit 10.1 of the Current Report on Form 8-K filed on November 29, 2012)
10.14	Consulting Agreement with Darren C. Dunckel, dated as of October 1, 2013 (Incorporated by Reference to Exhibit 10.0 of the Current Report on Form 8-K filed on January 14, 2014)
14.1	Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2010.)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*              filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 9, 2015

INTREorg Systems, Inc.

By: /s/ Darren Dunckel

Darren Dunckel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren Dunckel Darren Dunckel	Chief Executive Officer, President, principal executive officer and principal financial and accounting officer	July 9, 2015
/s/ Redgie Green Redgie Green	Director	July 9, 2015
/s/ Michael Farmer Michael Farmer	Director	July 9, 2015