Form 10-Q
period 2015-03-31
INTREorg SYSTEMS INC.
filed 2015-08-11
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock, no par value, issued and outstanding as of August 7, 2015 was 14,079,419.

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

Item 1.        Financial Statements.

Contents

Balance Sheets at March 31, 2015 and December 31, 2014 (Unaudited)	5

Unaudited Statements of Operations for the three months ended March 31, 2015 and 2014	6

Unaudited Statements of Cash Flows for the three months ended March 31, 2015 and 2014	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS:

Current Assets:
Cash	$1,732	$-
Total Current Assets	1,732	-

Licensing agreement	9,375	12,500
TOTAL ASSETS	$11,107	$12,500

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$442,904	$496,078
Accounts payable - related parties	319,217	295,253
Accrued interest and other liabilities	505,159	468,020
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	579,487	459,754
Total Current Liabilities	2,821,057	2,693,395

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 13,424,872 and 13,114,872 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,986,544	1,881,944

Additional paid in capital	263,577	254,744

Accumulated deficit	(5,060,071)	(4,817,583)

Total stockholders' deficit	(2,809,950)	(2,680,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,107	$12,500

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

General and administrative expenses	$188,015	$91,369
Interest Expense	10,439	10,439
Interest expense- related party	11,447	7,469
Total operating expenses	209,901	109,277

Loss on settlement of accounts payable	32,587	-

Net loss	$(242,488)	$(109,277)

Net loss per share of common stock	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	13,165,428	12,865,072

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(242,488)	$(109,277)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	28,433	22,940
Amortization and depreciation	3,125	4,750
Loss on settlement of accounts payable	32,587	-
Changes in operating assets and liabilities:
Increase in accounts payable	(761)	(3,429)
Increase in accounts payable related parties	23,964	25,125
Increase in accrued liabilities and other	37,139	55,840

Net Cash Flows Used by Operating Activities	(118,001)	(4,051)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	119,733	4,000

Net Cash Flows Provided by Financing Activities	119,733	4,000

Net Change in Cash	1,732	(51)

Cash at Beginning of Period	-	51

Cash at End of Period	$1,732	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable	$85,000	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

March 31, 2015

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,819,325 at March 31, 2015. During the three month period ended March 31, 2015, the Company did not generate any revenues. At March 31, 2015, the Company had an accumulated deficit of $5,060,071.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on July 9, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2014 as reported in Form 10-K have been omitted.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at March 31, 2015 totaled $84,714.

As of March 31, 2015, and December 31, 2014, the Company owed Brech, a related party, $579,487 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of March 31, 2015 and December 31, 2014. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of March 31, 2015 and December 31, 2014, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties.

NOTE 3.      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at March 31, 2015 and December 31, 2014 amounted to approximately $319,169 and $308,613, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.      COMMITMENTS AND CONTINGENCIES.

At March 31, 2015 and December 31, 2014, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of March 31, 2015 or since, through the date of these financial statements.

NOTE 5.     CAPITAL STOCK.

During the quarter ended March 31, 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 60,000 shares valued at the closing price as of the date of grant for a total of $19,600.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction.

While we have not issued the certificates for certain of these shares as of March 31, 2015, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2015. The shares have been issued as of the date of this Report.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of March 31, 2015, none of the options have vested.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. Stock option expense of $8,833 was recorded for the period ended March 31, 2015.

A summary of option activity as of March 31, 2015 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2015	1,300,000	$.95	3.20	$2,097,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Balance March 31, 2015	1,300,000	$.95	2.70	$2,097,000

Options exercisable at March 31, 2015	-	$-	-	$-

During the three months ended March 31, 2015, no stock options were granted.

NOTE 6.     SUBSEQUENT EVENTS

During the period from April 2015 through July 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On April 1, 2015, the Company issued a total of 1,143,547 shares of common stock to various entities. A total of 470,000 shares were issued as a ministerial act in settlement of previously described transactions. The remaining shares were issued as part of various agreements for graphic design work and investor relations services. The Company expects to record an expense of $219,678 in the three month period ended June 30, 2015 for such services and $9,328 in future periods as such services are rendered.

In April 2015, the Company signed contracts to provide stock transfer analytics services to Atomic Paintball, Inc. (“Atomic”) and Rangeford Resources, Inc (“Rangeford”) for a period of three months. Our chief executive officer also serves as chief executive officer of Atomic and one of our major shareholders and a major creditor is also a major shareholder and an affiliate of a major creditor in Atomic and Rangeford. In June 2015, we executed a contract to provide stock transfer analytics services to Radiant Oil and Gas ("Radiant"). One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. The Atomic and Rangeford agreements provide for a monthly fee of $3,000 per month. The Radiant agreement provides for a monthly fee of $595 per month. In April 2015, the Company entered into a professional services agreements with Atomic and Radiant to provide consulting services. In exchange for the consulting services, the Company will be awarded restricted common stock of each respective company each month. The number of shares awarded will be determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months.

Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three months ended March 31, 2015 and 2014 and notes thereto contained elsewhere in this Report,  and our annual  report on Form 10-K for the year ended December 31, 2014  including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of March 31, 2015, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 594,600 shares.

In April 2015, we signed contracts to provide stock transfer analytics services to Atomic Paintball, Inc. (“Atomic”) and Rangeford Resources, Inc (“Rangeford”) for a period of three months. Our chief executive officer also serves as chief executive officer of Atomic and one of our major shareholders and a major creditor is also a major shareholder and an affiliate of a major creditor in Atomic and Rangeford.  In June 2015, we executed a contract to provide stock transfer analytics services to Radiant Oil and Gas ("Radiant"). One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. The Atomic and Rangeford agreements provide for a monthly fee of $3,000 per month. The Radiant agreement provides for a monthly fee of $595 per month. In April 2015, the Company entered into a professional services agreements with Atomic and Radiant to provide consulting services. In exchange for the consulting services, the Company will be awarded restricted common stock of each respective company each month. The number of shares awarded will be determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months.

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

Going Concern

We have incurred accumulated losses of $5,060,071 as of March 31, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

During the fiscal quarters ended March 31, 2015 and 2014, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended March 31, 2015, we recognized operational expenses of $188,015 compared to $91,369 during the same quarter in 2014. The increase of $96,646 or 106% was primarily the result of an increase in payroll expenses of $44,244 as we hired a technical officer to manage our software development, an increase in officer salaries of $21,000 payable to our CEO and an increase in investor relations consulting expenses of $30,000.

We expect that these expenses will continue to increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2015, we recognized a net loss of $242,488, compared to $109,277 for the same quarter in 2014. The increase of $133,211 was attributable to a $32,587 loss on settlement of accounts payable for stock and the increases in expenses described above.

Liquidity and Capital Resources

Three Months Ended March 31, 2015 and 2014

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(118,001)	$(4,051)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$119,733	$4,000

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2015, we had a working capital deficit of $2,819,325 as compared to a working capital deficit of $2,693,395 at December 31, 2014. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $127,662 at March 31, 2015 from December 31, 2014 primarily related to net increase in accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. Accounts payable- related parties increased $23,964, accrued interest and other liabilities increased $37,139 and we borrowed an additional $119,733 under our revolving line of credit. At March 31, 2015, we owe a total of $579,487 under the working capital line of credit.

Our balance sheet at March 31, 2015, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2015, we have $521,000 principal amount and $319,169 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2015 was $118,001 as compared to net cash used in operating activities of $4,051 for the period ending March 31, 2014. We did not generate or use any cash from investing activities during the three months ended March 31, 2015 and 2014. Cash flows provided by financing activities included an increase of $119,733 and $4,000 from a line of credit to a related party during the three months ended March 31, 2015 and 2014, respectively.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.    CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports during the fiscal year ended December 31, 2014 and for the first quarter of fiscal 2015, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports. As of the filing of this Form 10-Q for the quarter ended March 31, 2015, the Company shall be current in its SEC filings as of the date of this Report.

Evaluation of Disclosure Controls and Procedures

Going forward from this filing, once cashflows from operations improve to a level where it is able to implement remediation plans, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended March 31, 2015, the Company authorized the issuance of 60,000 shares valued at $19,600 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction.

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

10.5	Stock Transfer Analystics Agreement and Professional Services Agreement between the Compnany and Atomic World Media dated April 10, 2015 (Filed herewith).

10.6	Stock Transfer Analystics Agreement between the Compnany and Rangeford Resources, Inc. dated April 9, 2015 (Filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

101	Interactive Data Files (Filed herewith)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.

Dated: August 11, 2015

By: /s/Darren Dunckel
Darren Dunckel
President and CEO