Form 10-Q
period 2015-06-30
INTREorg SYSTEMS INC.
filed 2015-08-26
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, no par value, issued and outstanding as of August 20, 2015 was 14,417,807.

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

Item 1.        Financial Statements.

Contents

Unaudited Balance Sheets at June 30, 2015 and December 31, 2014	5

Unaudited Statements of Operations for the three and six months ended June 30, 2015 and 2014	6

Unaudited Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014	7

Unaudited Statements of Cash Flows for the six months ended June 30, 2015 and 2014	8

Unaudited Notes to Financial Statements	9

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS:
Current Assets:
Accounts receivable	$397	$-
Accounts receivable- related parties	16,200	-
Marketable securities	140,741	-
Marketable securities of related party	19,324	-
Total Current Assets	176,662	-

Licensing agreement	6,250	12,500
TOTAL ASSETS	$182,912	$12,500

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$550,032	$496,078
Accounts payable - related parties	347,911	295,253
Accrued interest and other liabilities	562,213	468,020
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	597,062	459,754
Total Current Liabilities	3,031,508	2,693,395

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-

Common Stock, no par value; 100,000,000 shares authorized 14,417,807 and 13,114,872 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,287,245	1,881,944
Additional paid in capital	272,410	254,744
Accumulated other comprehensive income	83,363	-
Prepaid services for non-forfeitable common stock	(9,328)	-
Accumulated deficit	(5,482,286)	(4,817,583)
Total stockholders' deficit	(2,848,596)	(2,680,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$182,912	$12,500

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Services revenues	$52,833	-	$52,833	-
Services revenues- related parties	40,466	-	40,466	-
Total revenues	93,299	-	93,299	-

Operating expenses
Software licensing fees- related party	$17,125	$21,925	$39,850	$47,990
Salaries and wages	43,820	-	88,064	-
General and administrative expenses	430,666	114,938	551,710	180,241
Total operating expenses	491,611	136,863	679,624	228,231

Other expense
Interest Expense	10,555	10,556	20,994	20,994
Interest expense- related party	13,349	9,367	24,797	16,837
Loss on settlement of accounts payable	-	-	32,587	-
Total other expense	23,904	19,923	78,378	37,831

Net loss	$422,216	$156,786	$664,703	$266,062

Net loss per share of common stock	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	14,147,391	12,935,771	13,659,122	12,907,357

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(422,216)	$(156,786)	$(664,703)	$(266,062)

Other comprehensive income (loss)
Unrealized gain on marketable securities classified as available for sale	88,305	-	88,305	-
Unrealized loss on marketable securities- related party classified as available for sale	(4,942)	-	(4,942)	-

Total other comprehensive income	83,363	-	83,363	-

Total comprehensive loss	$(338,853)	$(156,786)	$(581,340)	$(266,062)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows from Operating Activities

Net Loss	$(664,703)	$(266,062)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	328,639	53,629
Amortization and depreciation	6,250	9,500
Marketable securities received for services rendered	(76,702)	-
Loss on settlement of accounts payable	32,587	-
Changes in operating assets and liabilities
Increase in accounts receivables	(397)	-
Increase in accounts receivables- related parties	(16,200)	-
Increase in accounts payables	106,367	10,648
Increase in accounts payable related party	52,658	50,674
Increase in accrued liabilities and other	94,193	44,558

Net Cash Flows Used by Operating Activities	(137,308)	(97,053)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	137,308	97,002

Net Cash Flows Provided by Financing Activities	137,308	97,002

Net Decrease in Cash	-	(51)

Cash at Beginning of Period	-	51

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable	$85,000	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

June 30, 2015

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,854,846 at June 30, 2015. During the three month period ended June 30, 2015, the Company generated its first revenues of $93,299 of which $40,466 were revenues with related parties. At June 30, 2015, the Company had an accumulated deficit of $5,482,286.

The Company's ability to continue as a going concern is dependent upon its ability to generate additional revenues or raise the necessary capital to further implement its business plan and ultimately achieve profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Accordingly, there is substantial doubt as to our ability to continue as a going concern.  However, management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Summary of Significant Accounting Policies

Revenue Recognition

During the three and six month periods ended June 30, 2015, we recognized services revenues from three customers (two of which are related parties) that subscribed to our Stock Transfer Analytics monthly subscription services. Two of the customers (one is a related party) also engaged us to provide monthly consulting services. The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. Revenues from monthly subscription services and monthly consulting services are recognized based on passage of time.

Prepaid services for non-forfeitable common stock

During the three month period ended June 30, 2015, the company issued a total of 1,143,547 shares of restricted common stock in exchange for services rendered or to be rendered. Generally the company recognizes an expense for services at the fair value of the equity instruments issued to a service provider on the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed (completed performance). Once issued, the Company’s restricted common stock is not forfeitable. As of June 30, 2015, the Company had issued non-forfeitable restricted shares to two service providers in which the services had not been completed. The issuance of the non-forfeitable restricted common stock was a prepayment for services to be rendered. In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the Company has recorded the prepayment as prepaid services for non-forfeitable common stock which is a component of shareholders’ equity. The Company will recognize the prepaid services as an expense during the remainder of 2015 as the services are rendered.

Marketable securities and marketable securities of related parties

As of June 30, 2015, the Company had earned 32,207 shares of restricted common stock of Atomic Paintball, Inc. (“Atomic”), a related party and 142,163 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and re-evaluates such determination at each balance sheet date. All of the Company’s marketable securities are classified as current, available for sale and carrying at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company expects to liquidate the marketable securities as soon as practical.

Fair Value of Financial Instruments

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•

Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•	Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

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

Services revenues

In April 2015, the Company entered into contracts to provide stock transfer analytics services to Atomic Paintball, Inc. (“Atomic”) and Rangeford Resources, Inc (“Rangeford”) for a period of three months. Our chief executive officer also serves as chief executive officer of Atomic and one of our major shareholders and a major creditor is also a major shareholder and an affiliate of a major creditor in Atomic and Rangeford. In June 2015, we executed a contract to provide stock transfer analytics services to Radiant Oil and Gas (“Radiant”). One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. The Atomic and Rangeford agreements provide for a monthly fee of $3,000. The Radiant agreement provides for a monthly fee of $595. Also in April 2015, the Company entered into a professional services agreement with Atomic and Radiant to provide consulting services. In exchange for the consulting services, the Company will receive restricted common stock of each respective company each month. The number of shares issued will be determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months. Due to common ownership, the Company considers Atomic and Rangeford to be related parties.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at June 30, 2015 totaled $96,513.

As of June 30, 2015, and December 31, 2014, the Company owed Brech $597,062 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of June 30, 2015 and December 31, 2014. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of June 30, 2015 and December 31, 2014, Cicerone Corporate Development, LLC ("Cicerone"), a related party, is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel, the Company’s President, Chief Executive Officer and Principal Financial Officer, paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $111,657 in unpaid consulting fees.

NOTE 3.	NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at June 30, 2015 and December 31, 2014 amounted to approximately $329,607 and $308,613, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.	COMMITMENTS AND CONTINGENCIES.

At June 30, 2015 and December 31, 2014, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of June 30, 2015 or since, through the date of these financial statements.

NOTE 5.	CAPITAL STOCK.

During the six month period ended June 30, 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and six month period ended June 30, 2015 the Company recorded an expense of $14,000 and $33,600, respectively for the share grants.

During the three month period ended June 30, 2015 the Company authorized the issuance of 258,388 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and six month period ended June 30, 2015 the Company recorded an expense of $57,695 and $57,695, respectively for these share grants.

While we have not issued the certificates for 338,388 of the share issuances described above as of June 30, 2015, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at June 30, 2015. The shares have not been issued as of the date of this Report.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction.

On April 1, 2015, the Company issued a total of 1,143,547 shares of common stock to various entities. A total of 470,000 shares were issued as a ministerial act in settlement of previously recorded transactions. The remaining shares were issued as part of various agreements for graphic design work and investor relations services. The Company recorded an expense of $219,678 in the three month period ended June 30, 2015 for such services and $9,328 in prepaid services for non-forfeitable common stock.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of June 30, 2015, none of the options have vested.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. Stock option expense of $8,833 and $17,666 was recorded during the three and six month period ended June 30, 2015.

A summary of option activity as of June 30, 2015 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2015	1,300,000	$.73	3.20	$2,097,000
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Balance June 30, 2015	1,300,000	$.73	2.70	$2,097,000

Options exercisable at June 30, 2015	75,000	$2.33	1.83	$174,750

During the six months ended June 30, 2015, no stock options were granted.

NOTE 6.	FAIR VALUE OF MEASUREMENTS

The Company had no assets or liabilities measured at fair value as of December 31, 2014. The following table summarizes the valuation of our marketable securities and marketable securities of related parties recorded on a fair value basis as of June 30, 2015:

	Total	Quoted market prices in active markets (level 1)	Quoted market prices in inactive markets (level 2)	Significant unobservable inputs (level 3)
Asset

Marketable securities	$140,741	$-	$140,741	$-
Marketable securities of related parties	19,324	-	19,324	-

Total	$160,065	$-	$160,065	$-

The Company considers the level of inputs used to measure fair value of marketable securities and marketable securities of related parties to be level 2 due to the low trading volume of the respective securities.

The fair value of notes payable and the revolving line of credit- related party are deemed to approximate book value, which represents Level 3 inputs. Due to their near-term maturities, the carrying amounts of accounts receivable, accounts receivable- related parties, account payable and accounts payable-related parties are considered equivalent to fair value.

NOTE 7.	SUBSEQUENT EVENTS

During the period through July 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and a number of shares equal to $20,000 divided by the closing price of the Company’s common stock on the first day of each month granted to an investor relations firm pursuant to the terms of a consulting agreement the Company maintains with them.

Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and six months ended June 30, 2015 and 2014 and notes thereto contained elsewhere in this Report,  and our annual  report on Form 10-K for the year ended December 31, 2014  including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Since inception we have been evaluating different models to carry out our business plan and develop the services and software we seek to offer to our customers. We have conducted years of test marketing of various software reporting and compliance tools. Over the years, between the trials of a new business and the slowing economy, we experienced managerial and employee turnover and have not always been able to afford to carry out our plans. However, we continue to maintain our SEC reporting and work on finding products and services that meets our criteria. We believe we have finally established the right business model, products and services, and management group to begin to implement our business plan.

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of June 30, 2015, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 654,600 shares.

In April 2015, the Company signed contracts to provide STA services to Atomic Paintball, Inc (“Atomic”) and Rangeford Resources, Inc (“Rangeford”) for a period of three months. Our chief executive officer also serves as chief executive officer of Atomic and one of our major shareholders and a major creditor is also a major shareholder and an affiliate of a major creditor in Atomic and Rangeford. In June 2015, we executed an agreement to provide STA services to Radiant Oil and Gas (“Radiant”) for a period of three months. One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. The Atomic and Rangeford agreements provide for a monthly fee of $3,000 per month. The Radiant agreement provides for a monthly fee of $595 per month. In April 2015, the Company entered into a professional services agreement with Atomic and Radiant to provide consulting services. In exchange for the consulting services, the Company will be awarded restricted common stock of each respective company each month. The number of shares awarded will be determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months. Due to common ownership, the Company considers Atomic and Rangeford to be related parties.

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

Going Concern

We have incurred accumulated losses of $5,482,286 as of June 30, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of June 30, 2015, and December 31, 2014, the Company owed JH Brech, LLC (“Brech”), a related party, $597,062 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of June 30, 2015 and December 31, 2014. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to time. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we recognized our first revenues from operational activities. We recognized revenues from our stock transfer analytics software and consulting services as follows:

	Total	Stock transfer analytics services	Consulting services
Services revenues	$52,833	$397	$52,436
Services revenues- related parties	40,466	16,200	24,266
	$93,299	$16,597	$76,702

Revenues from stock transfer analytics services are payable in cash and revenues from consulting services are payable in shares of common stock. During the three month period ended June 30, 2015, the Company earned 142,163 restricted common shares of Radiant valued at approximately $52,436 as of the date the services were rendered and 32,207 shares of restricted common stock of Atomic valued at approximately $24,266 as of the date the services were rendered. All of the Company’s marketable securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. As of June 30, 2015, the company has not sold any of the shares earned, but expects to liquidate the marketable securities as soon as practical. As of June 30, 2015, the marketable securities of Atomic were valued at approximately $19,324 and the marketable securities of Radiant were valued at approximately $140,741.

During the fiscal quarter ended June 30, 2014, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended June 30, 2015, we recognized software licensing fees-related party of $17,125 as compared to $21,925 during the same quarter in 2014. The decrease of $4,800 or 21.9% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. We incurred salaries and wages expenses of $43,820 for the three months ended June 30, 2015 as compared to none in the comparable period in 2014 relating to the hiring of our chief information officer in December 2014. General and administrative expenses were $430,666 compared to $114,938 during the same quarter in 2014. The increase of $315,728 or 275% was primarily the result of an increase in investor relations expenses of $233,198 as we hired two investor relations firms to assist us in raising capital. Approximately $30,000 of investor relations expenses is payable in cash and we have or will issue shares for the remainder. The remainder of the increase in general and administrative expenses was primarily attributable to an increase in legal and accounting fees that were incurred to bring our SEC filings current.

We expect that these expenses will continue to increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expenses- relate party increased $3,982 or 42.5% due to higher borrowings under our line of credit with Brech.

During the three months ended June 30, 2015, we recognized a net loss of $422,216, compared to $156,786 for the same quarter in 2014. The increase of $265,430 was attributable to increases in expenses described above, partially offset by $93,299 in revenues recognized in the 2015 quarterly period.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

During the six months ended June 30, 2015, we recognized our first revenues from operational activities. We recognized revenues from our stock transfer analytics software and consulting services as follows:

	Total	Stock transfer analytics services	Consulting services
Services revenues	$52,833	$397	$52,436
Services revenues- related parties	40,466	16,200	24,266
	$93,299	$16,597	$76,702

Revenues from stock transfer analytics services are payable in cash and revenues from consulting services are payable in shares of common stock. During the six month period ended June 30, 2015, the Company earned 142,163 restricted common shares of Radiant valued at approximately $52,436 at the date the services were rendered and 32,207 shares of restricted common stock of Atomic valued at approximately $24,266 as of the date the services were rendered.

During the six month period ended June 30, 2014, we did not recognize any revenue from our operational activities.

During the six month period ended June 30, 2015, we recognized software licensing fees-related party of $39,850 as compared to $47,990 during the same period in 2014. The decrease of $8,140 or 17.0% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. We incurred salaries and wages expenses of $88,064 for the six months ended June 30, 2015 as compared to none in the comparable period in 2014 relating the hiring of our chief information officer in December 2014. General and administrative expenses were $551,710 for the six month period ended June 30, 2015 compared to $180,241 during the comparable period in 2014. The increase of $371,469 or 206% was primarily the result of an increase in investor relations expenses of $263,198 as we hired two investor relations firms to assist us in raising capital. Approximately $60,000 of investor relations expenses is payable in cash and we have or will issue shares for the remainder. The remainder of the increase in general and administrative expenses was primarily attributable to an increase in legal and accounting fees that were incurred to bring our SEC filings current.

Interest expenses- relate party increased $7,960 or 47.3% due to higher borrowings under our line of credit with Brech.

During the six months ended June 30, 2015, we recognized a net loss of $664,703, compared to $266,062 for the same period in 2014. The increase of $398,641 was attributable to increases in expenses described above, partially offset by $93,299 in revenues recognized in the 2015 period.

Liquidity and Capital Resources

Six Months Ended June 30, 2015 and 2014

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(137,308)	$(97,053)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$137,308	$97,053

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2015, we had a working capital deficit of $2,854,846 as compared to a working capital deficit of $2,693,395 at December 31, 2014. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $338,113 at June 30, 2015 from December 31, 2014 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. We received no cash from revenues as all of our revenues were unpaid as of June 30, 2015 or we will receive restricted stock. Of the $758,002 in expenses incurred during the six month period ended June 30, 2015, we disbursed $137,308 in cash. The reminder of our expenses were paid in common stock or were included in accounts payable which increased $106,367, accounts payable- related parties which increased $52,658 or accrued interest and other liabilities which increased $94,193. We borrowed an additional $137,308 under our revolving line of credit to fund the cash payments. At June 30, 2015, we owe a total of $597,062 under the working capital line of credit.

Our balance sheet at June 30, 2015 and December 31, 2014, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2015, we have $521,000 principal amount and $329,607 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six month period ending June 30, 2015 was $137,308 as compared to net cash used in operating activities of $97,053 for the six month period ending June 30, 2014. We did not generate or use any cash from investing activities during the six months ended June 30, 2015 and 2014. Cash flows provided by financing activities included an increase of $137,308 and $97,002 from a line of credit to a related party during the six months ended June 30, 2015 and 2014, respectively.

We have not generated any cash flows from revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations. We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations. In March 2011, we raised $100,000 in a private placement of our securities and we continue to seek the additional necessary capital. We do not, however, have any agreements or understanding with any third party to provide this financing. Until we can raise the necessary funds, we will be unable to further implement our business plan. Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital. If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.    CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports during the fiscal year ended December 31, 2014 and for the first quarter and second quarter of fiscal 2015, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports. Upon the filing of the Company’s Form 10-Q for the periods ended June 30, 2015, the Company will be current in its SEC filings.

Evaluation of Disclosure Controls and Procedures

Going forward from this filing, once cash flows from operations improve to a level where it is able to implement remediation plans, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the six month period ended June 30, 2015 through July 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and six month period ended June 30, 2015 the Company recorded on expense of $17,125 and $39,850, respectively for the share grants.

During the three month period ended June 30, 2015 the Company authorized the issuance of 258,388 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and six month period ended June 30, 2015 the Company recorded an expense of $57,695 and $57,695, respectively for these share grants.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction.

On April 1, 2015, the Company issued a total of 1,143,547 shares of common stock to various entities. A total of 470,000 shares were issued as a ministerial act in settlement of previously described transactions. The remaining shares were issued as part of various agreements for graphic design work and investor relations services. The Company recorded an expense of $219,678 in the three month period ended June 30, 2015 for such services and $9,328 in prepaid services for non-forfeitable common stock.

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

Dated: August 26, 2015

By: /s/Darren Dunckel
Darren Dunckel
President and CEO