Form 10-Q
period 2015-09-30
INTREorg SYSTEMS INC.
filed 2018-07-10
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366

Southlake, TX 76092

Registrant’s telephone number, including area code: (817) 313-5005

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

The number of shares of Common Stock, no par value, issued and outstanding as of June 30, 2018 was 17,614,664.

INTRODUCTORY NOTE

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us and the information provided by past officers and directors.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

3

Item 1.        Financial Statements.

Contents

Unaudited Balance Sheets at September 30, 2015 and December 31, 2014	5

Unaudited Statements of Operations for the three and nine months ended September 30, 2015 and 2014	6

Unaudited Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014	7

Unaudited Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	8

Unaudited Notes to Financial Statements	9

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS:
Current Assets:
Cash	$-	$-

Marketable securities	72,503	-

Total Current Assets	72,503	-

Licensing agreement, net	3,125	12,500
TOTAL ASSETS	$75,628	$12,500

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$523,568	$496,078
Accounts payable - related parties	460,422	295,253
Accrued interest and other liabilities	584,881	468,020
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	610,760	459,754
Total Current Liabilities	3,153,920	2,693,395

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 14,477,807 and 13,114,872 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,293,445	1,881,944
Additional paid in capital	281,244	245,744
Accumulated other comprehensive income	20,067	-
Accumulated deficit	(5,673,049)	(4,817,583)
Total stockholders' deficit	(3,078,292)	(2,680,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,628	$12,500

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2015		2014	2015	2014
Revenues
Services revenues-related party	$		$—	$52,436	$—
			—		—
Total revenues			—	52,436	—

Operating expenses
Software licensing fees- related party		$9,325	$18,125	$49,175	$66,115
Salaries and wages		21,000	21,000	151,064	63,000
General and administrative expenses		135,870	64,573	604,717	202,816
Total operating expenses		166,195	103,698	804,956	331,931

Other expense
Interest Expense		10,670	10,671	31,664	31,664
Interest expense- related party		13,898	10,183	38,695	27,020
Loss on settlement of accounts payable		—	—	32,587	—
Total other expense		24,568	20,854	102,946	58,684

Net loss		$(190,763)	$(124,552)	$(855,466)	$(390,615)

Net loss per share of common stock		$(0.01)	$(0.01)	$(0.06)	$(0.03)

Weighted average number of common shares outstanding		14,437,807	13,014,672	13,921,463	12,943,522

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(190,763)	$(124,552)	$(855,466)	$(390,615)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	(63,296)	—	20,067	—
Total other comprehensive income		—		—

Total comprehensive loss	$(254,059)	$(124,552)	$(835,399)	$(390,615)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(855,466)	$(390,615)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	353,001	77,462
Amortization and depreciation	9,375	12,948
Marketable securities received for services rendered	(52,436)	—
Loss on settlement of accounts payable	32,587	—
Changes in operating assets and liabilities
Increase in accounts payables	79,903	40,298
Increase in accounts payable related party	165,169	60,857
Increase in accrued liabilities and other	116,861	67,229

Net Cash Flows Used by Operating Activities	(151,006)	(131,821)

Net Cash Flows Provided (Used) by Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	151,006	134,292

Net Cash Flows Provided by Financing Activities	151,006	134,292

Net Change in Cash	—	2,471

Cash at Beginning of Period	—	51

Cash at End of Period	$—	$2,522

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Stock issued in settlement of accounts payable	85,000	$—

The accompanying financial statements are an integral part of these financial statements.

 INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2015

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,081,417 at September 30, 2015. At September 30, 2015, the Company had an accumulated deficit of $5,673,049.

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

Summary of Significant Accounting Policies

Revenue Recognition

During the nine month period ended September 30, 2015, we recognized services revenues from one customer that subscribed to our Stock Transfer Analytics Consulting and Financial Reporting Consulting services. The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable.

Marketable equity securities

As of September 30, 2015, the Company had earned 142,163 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and reevaluates such determination at each balance sheet date. The marketable equity securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company sold the securities in October 2017 for $9,000 on a private direct sale transaction.

Fair Value of Financial Instruments

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•	Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active
•	markets or financial instruments for which significant inputs are observable, either directly or indirectly; or
•	Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers.

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

NOTE 2.   RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $49,175 and $66,115 for the nine-month periods ending September 30, 2015 and 2014, respectively, related to this agreement.

Services revenues

In April 2015, we entered into a professional services agreement with Radiant Oil and Gas (“Radiant”). In exchange for the consulting services, the Company was awarded 143,141 shares of restricted common stock of Radiant valued at $52,436.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit").  Under the terms of the 8% Line of Credit, we have access of up to $500,000.  Advances under this Line of Credit were in abeyance for approximately 12 months from August of 2011 to August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein. On August 26, 2014, the line of credit was amended to decrease the conversion price to $0.25 per share.

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

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at September 30, 2015 totaled $110,411.

As of September 30, 2015, and December 31, 2014, the Company owed Brech $610,760 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of September 30, 2015 and December 31, 2014. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

Cicerone Consulting Agreement

As of September 30, 2015, and December 31, 2014, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $132,656 in unpaid consulting fees. During the nine months ended September 30, 2015, the Company expensed $63,000 in consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of September 30, 2015, and December 31, 2014, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of September 30, 2015, and December 31, 2014, the Company has accrued $76,876 and $18,802, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the nine months ended September 30, 2015, the Company expensed $83,175 in fees to PT Platinum.

NOTE 3.      NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at September 30, 2015 and December 31, 2014 amounted to approximately $370,000 and $338,500, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.      COMMITMENTS AND CONTINGENCIES.

At September 30, 2015 and December 31, 2014, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of September 30, 2015 or since, through the date of these financial statements.

NOTE 5.     CAPITAL STOCK.

During the nine-month period ended September 30, 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and nine month period ended September 30, 2015 the Company recorded an expense of $6,200 and $39,800, respectively for the share grants.

During the nine-month period ended September 30, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the nine month period ended September 30, 2015 the Company recorded an expense of $178,581 for these share grants.

While we have not issued the certificates for 398,388 of the share issuances described above as of September 30, 2015, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at September 30, 2015. 258,388 of the shares have not been issued as of the date of this Report.

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

Pursuant to the Software Development and Ongoing Maintenance Agreement (the “Software Development Agreement”) we entered into with Central Coast Technology Associates ("Central Coast") on June 13, 2013, we issued Central Coast options to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.25 per share. The options vest in stages based on completion of work pursuant to the Software Development Agreement and also contain provisions for cashless exercise. If Central Coast fails to fully complete such services, we have the right to purchase such options for $1,000 and terminate the Software Development Agreement; provided however, that if Central Coast fails to complete only part of such services, we can purchase up to 50% of the options for $500. As of September 30, 2015, none of the options have vested.

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three year vesting period. The Company used the Black Scholes option model to value the option awards. Stock option expense of $8,833 and $26,499 was recorded during the three and nine month period ended September 30, 2015.

A summary of option activity as of September 30, 2015 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2015	1,300,000	$.73	3.20	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Balance September 30, 2015	1,300,000	$.73	2.45	$-

Options exercisable at September 30, 2015	75,000	$3.00	1.59	$-

During the nine months ended September 30, 2015, no stock options were granted.

NOTE 6.     FAIR VALUE OF MEASUREMENTS

The Company had no assets or liabilities measured at fair value as of December 31, 2014. The following table summarizes the valuation of our marketable securities and marketable securities of related parties recorded on a fair value basis as of September 30, 2015:

	Total	Quoted market prices in active markets (level 1	Quoted market prices in inactive markets (level 2)	Significant Unobservable inputs (level 3)
Asset
Marketable securities	$72,503	$—	$72,503	$—

Total	$72,503	$—	$72,503	$—

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

NOTE 7. SUBSEQUENT EVENTS

Board of Directors:

On September 28, 2015, the Company Board of Directors approved Director Agreements for Mr. Michael Farmer and Mr. Redgie Green. The Director Agreements dated October 1, 2015 grant each director an option to purchase 200,000 shares at $0.05 per share; and 300,000 shares at $0.15 per share on the terms provide the Company Stock Incentive Plan. The options expire September 30, 2018.

On October 1, 2016, Mr. Thomas E. Lindholm was named Executive Director and Interim CEO to act as the company’s sole officer. Mr. Lindholm’s Director Agreement compensation included director fees and stock options. Mr. Lindholm was granted an option to purchase up to 500,000 shares at $.20 per share. The options fully vest on September 30, 2017 and have a 3-year term. Mr. Lindholm was issued 170,000 shares of common stock on December 13, 2017 which converted $34,000 in accrued director fees and was also issued an additional 50,000 shares of common stock related to this Director Agreement. On January 27, 2017, Mr. Michael Farmer resigned as Director. On March 31, 2017 Mr. Farmer exercised his stock option and requested past director fees be converted into common stock, the Company Executive Director denied the request. Mr. Redgie Green resigned on October 11, 2017 and a copy of his resignation letter is an exhibit hereto. On October 16, 2017 Mr. John Devlin Jr. was named Director and died on March 8, 2018. Mr. Devlin was issued 50,000 shares of common stock upon appointment to the Board. On March 13, 2018, Mr. Robert Flynn was appointed to the Board as Director, Secretary and Treasurer. Mr. Flynn was issued 50,000 shares of common stock upon appointment to the Board. A copy of the Director Agreements attached hereto as an exhibit.

Management:

On August 19, 2016, Mr. Darren Dunkel was terminated as President and Chief Executive Officer by the Board of Directors. On October 1, 2016, Mr. Thomas E. Lindholm was named interim Chief Executive Officer and executive director to act as the company’s sole officer until a new executive officer could be hired. On April 20, 2017, Mr. David Beach was named President and Chief Executive Officer and subsequently resigned on June 29, 2017. On March 13, 2018, Mr. Robert Flynn was named Vice President / General Counsel. Messrs. Lindholm and Flynn entered into management consulting agreements for one year. 377,247 shares were issued to Messrs. Lindholm and Flynn on April 3, 2018 related to these agreements.

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Through March 31, 2018, the Company issued 526,545 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license.

J.H. Brech Revolving 8% Credit Note:

During the period through March 31, 2018, the Company issued 2,537,000 shares for the conversion of $537,737 in principal and $96,513 in interest related to the revolving line of credit. As of June 30, 2018 the outstanding balance was $313,796 of which LOMA Management Partners has been assigned $291,600~~.~~

Other:

Effective July 15, 2016, 355,547 shares of common stock issued in 2015 in conjunction with a Christopher Roberts consulting agreement were retired, due to failure by Mr. Roberts to perform his consulting agreement, to the Company's treasury. On October 15, 2017, management sold its Radiant Oil and Gas, Inc. common shares in a private sale for $9,000.

On June 27, 2018, the Company named Mr. Richard M. Nummi, Director and Chairman of the Executive Compensation Committee. Subject to vesting requirements, the Company granted 50,000 shares of common stock to Mr. Nummi on the date of this agreement.

 Item 2.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and nine months ended September 30, 2015 and 2014 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2014 including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of September 30, 2015, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 740,000 shares.

In April 2015, the Company entered into a professional services agreement with Radiant to provide consulting services. In exchange for the consulting services, the Company was awarded 143,141 shares of restricted common stock.

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

Going Concern

We have incurred accumulated losses of $5,673,049 as of September 30, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of September 30, 2015, and December 31, 2014, the Company owed JH Brech, LLC (“Brech”), a related party, $610,760 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of September 30, 2015 and December 31, 2014. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to time. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

During the three months ended September 30, 2014 and 2015, we did not recognize any revenue from our operational activities.:

During the fiscal quarter ended September 30, 2015, we recognized software licensing fees-related party of $9,325 as compared to $18,125 during the same quarter in 2014. The decrease of $8,800 or 49%was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. General and administrative expenses were $135,870 compared to $64,573 during the same quarter in 2014. The increase of $71,297 or 110.4% was primarily the result of an increase in professional fees that were incurred to bring our SEC filings current.

We expect that these expenses will continue to increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expenses- related party increased $3,715 or 36.5% due to higher borrowings under our line of credit with Brech.

During the three months ended September 30, 2015, we recognized a net loss of $190,763, compared to $124,552 for the same quarter in 2014. The increase of $66,211 was attributable to increases in expenses described above

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

During the nine months ended September 30, 2015, we recognized our first revenues from operational activities. Revenues from consulting services are payable in shares of common stock. During the nine-month period ended September 30, 2015, the Company earned 143,141 restricted common shares of Radiant valued at approximately $52,436 as of the date the services were rendered. All of the Company’s marketable securities are classified as current, available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. As of September 30, 2015, the company has not sold any of the shares earned but expects to liquidate the marketable securities as soon as practical. As of September 30, 2015, and the marketable securities of Radiant were valued at approximately $72,503,

During the nine-month period ended September 30, 2014, we did not recognize any revenue from our operational activities.

During the nine-month period ended September 30, 2015, we recognized software licensing fees-related party of $52,430 as compared to $66,155 during the same period in 2014. The decrease of $13,725 or 20.7% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. We incurred salaries and wages expenses of $151,064 for the nine months ended September 30, 2015 as compared to $63,000 in the comparable period in 2014 relating the hiring of our chief information officer in December 2014. General and administrative expenses were $604,717 for the nine-month period ended September 30, 2015 compared to $202,816 during the comparable period in 2014. The increase of $401,901 or 198.2% was primarily the result of an increase in investor relations expenses of $263,198 as we hired two investor relations firms to assist us in raising capital. The remainder of the increase in general and administrative expenses was primarily attributable to an increase in legal and accounting fees that were incurred to bring our SEC filings current.

Interest expenses- relate party increased $11,675 or 43.2% due to higher borrowings under our line of credit with Brech.

During the Nine months ended September 30, 2015, we recognized a net loss of $855,466, compared to $390,615 for the same period in 2014. The increase of $464,851 was attributable to increases in expenses described above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015 and 2014

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(151,006)	$(131,821)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$151,006	$134,292

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2015, we had a working capital deficit of $3,081,417 as compared to a working capital deficit of $2,693,395 at December 31, 2014. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $460,525 at September 30, 2015 from December 31, 2014 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. We received no cash from revenues as all of our revenues were received in restricted stock. Of the $804,956 in expenses incurred during the nine month period ended September 30, 2015, we disbursed $0 in cash. The remainder of our expenses were paid in common stock or were included in accounts payable which increased $79,903, accounts payable- related parties which increased $165,169 or accrued interest and other liabilities which increased $116,861. We borrowed an additional $151,006 under our revolving line of credit to fund the cash payments. At September 30, 2015, we owe a total of $610,760 under the working capital line of credit.

Our balance sheet at September 30, 2015 and December 31, 2014, includes $453,290 of accrued compensation from 2009 and prior.

At September 30, 2015, we have $521,000 principal amount and $340,274 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine month period ending September 30, 2015 was $151,006 as compared to net cash used in operating activities of $131,821 for the nine month period ending September 30, 2014. We did not generate or use any cash from investing activities during the nine months ended September 30, 2015 and 2014. Cash flows provided by financing activities included an increase of $151,006 and $134,292 from a line of credit to a related party during the nine months ended September 30, 2015 and 2014, respectively.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4.    CONTROLS AND PROCEDURES

 The Company failed to timely file its periodic reports during the fiscal year December 31, 2015 which demonstrated that its Disclosure Controls and Procedures have been inadequate. However the Company has been working diligently to file all outstanding reports. However, as of the filing of the Company’s Form 10-Q for the quarter ending September 30, 2015, The company was still delinquent in its SEC filings.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the nine-month period ended September 30, 2015, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and nine month period ended September 30, 2015 the Company recorded an expense of $6,200 and $39,800, respectively for the share grants.

During the nine-month period ended September 30, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the nine month period ended September 30, 2015 the Company recorded an expense of $178,581 for these share grants.

While we have not issued the certificates for 398,388 of the share issuances described above as of September 30, 2015, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at September 30, 2015. 258,388 of the shares have not been issued as of the date of this Report.

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

3.1	Articles of Incorporation (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)
3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended).
3.3	Bylaws (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)
10.1	Form of Agreement with Central Coast Technology Associates (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on June 18, 2013)
10.2	Form of Option Agreement for Central Coast Technology (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8K filed on June 18, 2013)
10.3	Consulting Agreement with Darren Dunckel (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 14, 2014)
10.4 10.5 10.6 10.7 10.8 10.9

Form of First Letter of Addendum and First Amendment to $500,000 8% Revolving Credit Note by and between the Company and J.H. Brech, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on August 28, 2014)

Copy of Letter from J.H. Brech waiving loan defaults through September 30, 2017 and Extending maturity date through June 30, 2018.

Resignation Letter from former Director, Redgie Green

Mr. Thomas Lindholm Directors Agreement

Mr. John Devlin Jr. Directors Agreement

Mr. Robert Flynn Directors Agreement

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

Dated July 9,2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO

