Form 10-K
period 2015-12-31
INTREorg SYSTEMS INC.
filed 2018-09-20
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366

Southlake, TX 76092

(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 316-0061

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

The number of shares of Common Stock, no par value, issued and outstanding as of September 15, 2018 was 19,132,135

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements include, among others, the following:

•our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations,

•our ability to continue as a going concern,

•our ability to develop revenue producing operations,

•our ability to establish our brand and effectively compete in our target market, and

•risks associated with the external factors that impact our operations, including economic and leisure trends.

Forward-looking statements are typically identified by use of terms such as "may", "could" , "should", "expect", "plan", "project", "intend", "anticipate", "believe", "estimate", " predict" , "potential", "pursue", "target" or "continue", the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently. The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You should also consider carefully the statements under "Risk Factors" and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item IA. - Risk Factors". Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless specifically set forth to the contrary, when used in this Report the terms "INTREorg," "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation. In addition, when used herein and unless specifically set forth to the contrary, "2014" refers to the year ended December 31, 2014, and "2015" refers to the year ended December 31, 2015.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

INTREORG was organized for the purpose of providing consulting and "back office" services to other companies. Our business plan is to become an integrated provider of Software as a Service (SaaS) applications, Stock Transfer Analytics ("STA") software application and consulting. Our target market is publicly traded, emerging growth companies. Our business plan is to engage customers using our proprietary STA software to help with compliance, fund raising and investor relations. We believe this will lead to additional opportunities to provide consulting services and/or SaaS for these companies.

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

Publicly traded companies, have an unfulfilled need to track and analyze market data of trading in the entity's own stock. This creates a market opportunity for INTREORG to provide accurate and timely reporting on stock movement data. Due to the dynamic and ever-changing nature of the market, executives of public traded companies should be evaluating their stock movement information for compliance, fund raising and investor relations purposes. Collecting and compiling this information has proven to be challenging for companies and has resulted in public companies transition toward electronic monitoring and management of their stock sales and purchases to gain better insight and control. The ultimate goal for all public companies is the ability to accurately gauge the movement of shares in the market, validate compliance, track those movements "over time", and analyze this data to accurately report information to their executive teams. There are numerous challenges associated with this goal and to facilitate a solution is a very complex and data intensive process but necessary for successful financial advantage. INTREORG has created a proprietary data delivery software tool that provides data mining, reporting and a technical understanding to be able to help our clients. Our software can provide information that can be used for:

•Compliance

•Identify Large Shareholder Liquidations

•Related Accounts

•Notify Counsel of unreported Insider transactions

•Illegal Distribution of Unregistered Shares

•Fund Raising

•Pricing & Timing for Capital Raises

•Investor Sources

•Investor Relations

•Investor Demographics

•IR Effectiveness

Our software tool provides a sophisticated analysis track and report changes in share movements to our clients. INTREORG Systems Inc. provides SaaS and consulting service for publicly traded companies using their proprietary Stock Transfer Analytics (STA) software. The company is built on the knowledge and experience of over five decades of capital markets exposure. INTREORG's services play a vital role in helping companies understand broker-dealer, clearing firm and shareholder position movements and how they impact a company's market value.

Market Trading Analysis for Publicly Traded Companies.

We have been exploring consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. There have been preliminary meetings with possible vendors, clients and data providers, but no formal or definitive agreements (other than those described herein) have been executed as of the date of this filing. Since January 1 , 2011, we have focused on obtaining the licensing for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

Stock Transfer Analytics " STA" software application

"Stock Transfer Analytics" refers to a process of analyzing data sources about a public company's shareholders and shareholdings to generate new knowledge and gain insights about otherwise vague or difficult-to-understand aspects of a public company's public stock. We believe that the knowledge and insights which may be gained from Stock Transfer Analytics will be valuable to the financial management of public companies, and would be particularly useful to CEOs, CFOs, corporate counsel, and investor relations (IR) professionals as they monitor their corporate status.

Stock Transfer Analytics Services

The Stock Transfer Analytics software can be used as the enabling technology of a financial services consultancy, or as the technology driven fee-for-access web site. Specific services include:

•Stock inventory modeling;

•Monitoring for Regulation FD (Fair Disclosure) compliance: When an issuer, or person acting on its behalf, discloses material nonpublic information to certain enumerated persons (in general, securities market professionals and holders of the issuer's securities who may well trade on the basis of the information), the issuer must make public disclosure of that information; during the normal course of data-mining, Regulation FD issues may be identified so long as insiders and persons possessing material, non-public information are made known to the issuer. If any such compliance issue is found, the client company of the software would be immediately notified via electronic communication detailing the individual and the transaction believed to constitute the compliance issue.

•Enforce lock-ups; and,

•Improved investor relations.

On October 30, 2012, we executed an Intellectual Property License and Consulting Agreement (the "PISA Agreement") with Public Issuer Stock Analytics, LLC ("PISA") that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis , up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. Through December 31, 2015, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or was due an aggregate of 953,315 shares.

Our ability to fully implement our business plan is dependent both on implementing the licensing agreement with the related party as well as raising sufficient capital to fund the further development of our company. Going forward, we expect that our efforts will be focused on parallel courses to achieve both of these goals. While we have raised funds in private offerings, there are no assurances, that we will be able to raise all necessary capital; and without access to funding we will be unable to pursue other aspects of our business development.

Information Based Sales and Marketing Efforts.

We have developed a set of metrics that we believe permits us to assess each client's needs and its potential profitability based on such company's publicly available intonation. Accordingly, we intend to focus our sales and marketing efforts on companies with readily available public information, such as those who file reports with the SEC. We believe that this approach will allow us to focus our sales and marketing efforts on a legitimate group of potential clients and reduce wasted sales and marketing expenses.

We expect to finalize our marketing strategies and hire and train either in house marketing personnel or engage independent contractors who have expertise in our target markets, at such time as we begin offering our products and services, which we anticipate will occur within the next 6 months to a year, to provide additional capital and resources. Until such time, our marketing strategy will remain as in-person client development meetings with the management teams of public companies.

We currently maintain a master service agreement with one client, which provides a good example of the services we can provide to our clients. For instance, pursuant to the terms of the agreement, we will create a dynamic database that logically aggregates, compiles, and rationalizes all disparate and available broker-dealer and shareholder data from known reporting entities and all available relevant sources, including but not limited to, The Depository Trust and Clearing Corporation (DTCC), Cede & Co., Company's Transfer Agent and Broadridge Financial Solutions, Inc. This is the first step in turning static reporting entity, broker-dealer and shareholder data into a useful and dynamic archival/historic repository.

In addition to the services described above, our consulting team will be available to provide trusted advisor related consulting services to the client in conjunction with the software they are using.

Competition

Once we begin our operations, we will be engaged in a highly competitive industry and competing with many companies, a number of which are larger, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. Our competitors will include large, international companies as well as regional and local companies that provide computer software programs. Although we may compete with other entities that provide some of the services we provide, we do not believe that there is any other entity that currently provides the entire suite of services and software that we intend to provide to our clients. We believe that most competitors provide some of the services we intend to provide as separate stand-alone services and that our ability to combine these services with our software will enhance the demand for our offerings.

Because of all the inherent limitations with any new organization, there are no assurances that we will ever be able to effectively compete in our target business. However, once we obtain additional financing and are able to execute our business goals, we believe our core values as described above will provide us with competitive strengths.

Customers

Over the past two fiscal years, we have signed one client - Rangeford Resources, Inc. ("Rangeford") - and use the Public Issuer Stock Analytics technology for our own shareholder base. Accordingly, the loss of this customer will have a material adverse effect on our business and operations. We currently intend that our clients will consist of smaller, emerging public companies that are trying to gain insight on their capitalization to better evaluate their status and the types of corporate actions they may pursue.

On October 30, 2012, we entered into a Master Services Agreement with Rangeford pursuant to which we will provide services relating to the Public Issuer Stock Analytics software for an annual fee of $30,000 (based on our license agreement with PISA, up to 3% of these fees will be paid to PISA for the first three years of the Rangeford Agreement). The term of the Agreement is one year, and thereafter the agreement renews automatically and remains "evergreen" for succeeding one-year terms, unless terminated according to the termination provisions in the agreement. (See, "Certain Relationships and Related Transactions," and "Director Independence")

Intellectual Property

We do not currently have any registered trademarks nor do we own any patents. However, we intend to apply for the appropriate protection if it becomes necessary.

Employees

As of December 31, 2015, we had one full time employee. Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed, part-time basis.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. The Company’s SEC filings are also available at the SEC's web site at http://www.sec.gov.

Copies of Company's Annual Reports on Fenn l 0K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (www.intreorg.com) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 130 W. 42nd Street, Suite 1050, New York, NY 10036 (the information provided on our website at is not part of this Report).

ITEM l A. RISK FACTORS.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of $5,795,772 as of December 31, 2015. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE MINIMAL REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES JS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2015, we reported a net loss of $978,189. We had a working capital deficit of $3,102,435 at December 31, 2015. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

IF WE ARE UNABLE TO FILE OUR OUTSTANDING DELINQUENT PERIODIC REPORTS, OUR REGISTRATION MAY BE REVOKED AND WE MAY BE SUBJECT TO A TRADING SUSPENSION.

Due to capital constraints, we were not able to file timely all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency and will only be deficient with regards to our fiscal 2016,2017 AND 2018 reports following the filing of this Annual Report on Form 10-K for the year ended December 31, 2015. We informed the SEC that we shall file all outstanding delinquent reports on or before October 31, 2018. Although there can be no guarantee, we hope that by filing all the other delinquent reports by such date and the outstanding 10-Q soon thereafter, will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act. If the SEC initiates a 12(j) proceeding, our stock may be subject to a trading suspension pursuant to Section 12(k) of the Exchange Act. If the SEC initiates a 12(j) or 12(k) proceeding, it will significantly impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

WE HAVE HISTORICALLY BEEN, AND MAY CONTINUE TO BE, HEAVILY RELIANT UPON FINANCING FROM RELATED PARTIES, WHICH PRESENTS POTENTIAL CONFLICTS OF INTEREST THAT MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have historically obtained financing from related parties, including major shareholders, directors and officers, in the form of debt, debt guarantees and issuances of equity securities, to finance working capital growth. These related parties have the ability to exercise significant control over our financing decisions, which may present conflicts of interest regarding the choice of parties from whom we obtain financing, as well as the terms of financing. No assurance can be given that the terms of financing transactions with related parties are or will be as favorable as those that could be obtained in arms' length negotiations with third parties.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $3,116,786 at December 31, 2015, which includes $511,248 in accounts payable, $425,944 in accounts payable to related parties, $607,550 in accrued interest and other liabilities, $453,290 in accrued contingencies, $521,000 in notes payable which are past due and a revolving line of credit with a related party with an outstanding balance as of December 31, 2015 of $597,754. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

WE HAVE LIMITED HISTORY AND WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

Our company was formed in 2003 but we have yet to begin generating revenues from our operations. Accordingly, investors do not have sufficient operating history upon which to evaluate our business model. There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services. We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2015 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

THE COMPANY COMPETES WITH MANY LARGER, WELL CAPITALIZED COMPANIES

We face substantial competition in all areas of our operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include Broadridge, Deloitte, KPMG Accenture etc. INTREORG also faces competition from many other types of service providers, including SHAREINTEL. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our ability to compete successfully depends on a number of factors, including, among other things:

•The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•The ability to expand our market position;

•The rate at which we introduce new products and services relative to our competitors;

•Customer satisfaction with our level of service;

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

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL

Our current operations are not sufficient to fund our operating expenses and we will need to raise additional working capital to continue to implement our business model, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws. Generally, small businesses such as ours for which there is a limited public market for their securities face significant difficulties in their efforts to raise equity capital. While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts, there are no assurances that these resources will continually be available to us or provide us with sufficient funding.

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

We rely on certain software that we acquire from third parties, including software that is used to perform key functions. These third- party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors or manufacturers. The loss of licenses or access to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent products can be developed, identified, licensed and integrated, which would likely harm our business.

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

We rely on a combination of trade secret laws and confidentiality procedures to protect the technological know-how that comprise much of our intellectual property. We protect our technological know-how pursuant to non-disclosure and non-competition provisions contained in our third-party agreements, and agreements with them to keep confidential all information relating to our customers, methods, business and trade secrets. Third parties are also required to acknowledge and recognize that all inventions, trade secrets, works of authorship, developments and other processes made by them during their service term with us are our property.

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from other licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time- consuming but may be necessary to defend against infringement claims.

WE RELY ON THE LICENSE FROM PISA TO PROVIDE SOME OF OUR KEY SERVICES; ANY DETERIORATION OF OUR RELATIONSHIP WITH PISA'S MANAGEMENT COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS OPERATIONS.

On October 30, 2012, we entered in to an Intellectual Property License and Consulting agreement with Public Issuer Stock Analytics, LLC ("PISA"), a related party, that provides us with the exclusive right to market and sell certain of PISA's proprietary intellectual property/software. The PISA software is crucial for us to provide the type of consulting services we intend to offer and for researching the viability of pricing structures within the industry. Although we have a good relationship with PISA's management, there is not guarantee that we will be able to renew the license when the term expires with substantially similar terms or at all.

WE LICENSE TECHNOLOGY FROM THIRD PARTIES. IF WE ARE UNABLE TO MAINTAIN THESE LICENSES, OUR OPERATIONS AND FINANCIAL CONDITION MAY BE NEGATIVELY IMPACTED.

We currently license technology from a related party, but intend to license additional technologies from other third parties. The loss of, our ability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

THE TECHNOLOGY UNDERLYING OUR PRODUCTS AND SERVICES JS COMPLEX AND MAY CONTAIN UNKNOWN DEFECTS THAT COULD HARM OUR REPUTATION, RESULT IN PRODUCT LIABILITY OR DECREASE MARKET ACCEPTANCE OF OUR PRODUCTS.

The technology underlying our products is complex and includes software that is internally developed, and software licensed from third parties. These products have, and will in the future, contain errors or defects, particularly when first introduced or when new versions or enhancements are released. We may not discover defects that affect our current or new applications or enhancements until after they are sold, and our insurance coverage may not be sufficient to cover our complete liability exposure. Any defects in our products and services could damage our reputation.

•Cause our customers to initiate product liability suits against us

•Increase our product development resources

•Cause customes to cancel orders or potential customers to purchase competitive products or services

•Delay release or market acceptance of our products, or otherwise adversely impact our relationships with our customers or

•Cause us to allocate valuable engineering resources to fix our existing products, which may cause us to allocate fewer resources toward developing new products, or toward adding features to our existing products.

WE BEAR THE RISK OF LOSS OF MAJOR CLIENTS, NONPAYMENT FROM OUR CLIENTS AND THE POSSIBLE EFFECTS OF BANKRUPTCY FILINGS BY CLIENTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We intend to focus our business strategy on serving large corporate customers. While our strategy is intended to enable us to increase our revenues and earnings from our major corporate customers, the strategy also exposes us to increased risks arising from the possible loss of major customer accounts. If a large client experiences financial difficulty or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. Given the difficult economic environment, there is an increased risk of clients failing to pay or delaying payment. Once we begin to service more clients, if there is a significant amount of uncollected accounts receivables or customer defaults it would have a material adverse effect on our earnings and financial condition. In addition, we would have charge backs on existing accounts receivable and invoices on future sales of accounts receivable generated by such clients under our accounts receivable purchase agreements.

IF A SUFFICIENT NUMBER OF CUSTOMERS DO NOT ACCEPT OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

We cannot predict how the market for our products and services will develop, and part of our strategic challenge will be to convince enterprise customers of the productivity, improved analysis suitability and other benefits of our services. As of the date of this filing, we only have one customer. Our future revenue and revenue growth rates will depend in large part on our success in delivering these services effectively, creating market acceptance for these services and meeting customer's needs for new or enhanced services. If we fail to do so, our services will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our product development and selling and marketing costs, which will hurt our business.

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

IF OUR MARKETING AND LEAD GENERATION EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS WILL BE HARMED.

We believe that continued marketing efforts will be critical to achieve widespread acceptance of our products. Our marketing campaigns may not be successful given the expense required. For example, failure to adequately generate and develop sales leads could cause our future revenue growth to decrease. In addition, our inability to generate and cultivate sales leads into large organizations, where there is the potential for significant use of our products, could have a material effect on our business. We may not be able to identify and secure the number of strategic sales leads necessary to help generate marketplace acceptance of our services. If our marketing or lead-generation efforts are not successful, our business and operating results will be harm.

OF OUR ARTICLES OF INCORPORATION MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OURSTOCKHOLDERS.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2015 and 2014, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 and 2014 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2015 and 2014. During its evaluation, as of December 31, 2015 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

Risks Relating to Our Securities

LACK OF LIQUIDITY

There is currently only a limited public market for the Company's Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

OUR COMMON STOCK IS A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define a "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses

Our management is aware of the abuses that have occurred historically in the penny stock market.

OUR STOCK PRICE JS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

Our stock price, like that of other computer software companies, is highly volatile. Our stock price may be affected by such factors as:

•product development announcements by us or our competitors;

•regulatory matters;

•announcements in the software community;

•intellectual property and legal matters; and

•broader industry and market trends unrelated to our performance

In addition, if our revenues or operating results in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

OUR PUBLICLY FILED REPORTS ARE SUBJECT TO REVIEW BY THE SEC, AND ANY SIGNIFICANT CHANGES OR AMENDMENTS REQUIRED AS A RESULT OF ANY SUCH REVIEW MAY RESULT IN MATERIAL LIABILITY TO US AND MAY HAVE A MATERIAL ADVERSE IMPACT ON THE TRADING PRICE OF THE COMPANY'S COMMON STOCK.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company's reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company's common stock.

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

ITEM l B. UNRESOLVED STAFF COMMENTS.

Although this item is not applicable to smaller reporting companies like us, management believes it is important to disclose the following information to you.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency. We informed the SEC that we shall file all outstanding delinquent reports on or before October 31, 2018. We hope that by filing all the other delinquent reports by such date and the outstanding 10-K soon thereafter, will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12G) of the Exchange Act.

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not lease an office facility at this point. Our executive officers work out of their respective homes.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

1. Items Market for Common Stock and Related Stockholder Matters.

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

	High	Low
2014
First quarter ended March 31, 2014	$0.40	$0.40
First quarter ended June 30, 2014	$0.42	$0.42
First quarter ended September 30, 2014	$0.32	$0.32
First quarter ended December 31, 2014	$0.45	$0.45

2015
First quarter ended March 31, 2015	$0.33	$0.40
First quarter ended June 30, 2015	$0.23	$0.42
First quarter ended September 30, 2015	$0.10	$0.32
First quarter ended December 31, 2015	$0.27	$0.45

The last sale price of our common stock as reported on the OTC Pink Market was $0.14 on July 26, 2018. As of July26, 2018, there were approximately 118 record owners of our common stock.

2. Dividend Policy

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company

ITEM 7. MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward- looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1 A. Risk Factors, Cautionary Notice Regarding Forward- Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate, " "plan," "project," "continuing," "ongoing g," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward- looking statements.

Overview

We were organized for the purpose of providing consulting and "back office" services to other companies. Our business plan is to become an integrated provider of Software as a Service (SaaS) applications, Stock Transfer Analytics ("STA") software application and consulting. Our target market is publicly-traded, emerging growth companies. Our business plan is to engage customers using our proprietary STA software to help customers with compliance, fund raising and investor relations. We believe this will lead to additional opportunities to provide consulting services and/or SaaS for these companies.

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the "PISA Agreement") with Public Issuer Stock Analytics, LLC ("PISA") that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of December 31, 201 5, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 953,212 shares.

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

Recent Events

Going Concern

We have incurred accumulated losses of $5,795,772 as of December 31, 2015. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment m our company.

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

Results of Operations

For the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

During the years ended December 31, 2015 and 2014, we recognized $52,436 and $0.00 respectively of service revenue. We do not expect to recognize revenues from our operational activities in 2016, as the software has not been fully developed

During the year ended December 31, 2015, we recognized operational expenses of $936,817, consisting of general and administrative expenses of $869,117 and consulting fees-related parties of $67,700, compared to operational expenses of $475,172 during the year ended December 31, 2014. The increase of $461,645 or 97% was a result of the increase in professional fees and G&A.

We expect that these expenses will increase during 2016 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2015, we recognized a net loss of $978,189 compared to $555,208 for the year ended December 31, 2014. The increase of $422,981 or 76% was attributable to the increase in professional fees and CEO fees.

Liquidity and Capital Resources

At December 31, 2015, we had a working capital deficit of $3,102,435. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

At December 31, 2015, we owe a total of $597,754 under the working capital line of credit.

Our balance sheet at December 31, 2015 includes $453,290 of accrued compensation. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2015 we have $521,000 principal amount and $380,790 of accrued but unpaid interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC ("Brech"), a related party, to provide access to funding for our operations. Under the terms of the 8% line of credit, we have access of up to $500,000. Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein. On August 26, 2014, the line of credit was amended to decrease the conversion price to $0.25 per share

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi- annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on the earlier of:

•June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or

•the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

•At the Company's sole discretion, we can pay the interest in shares of our common stock valued as follows:

•if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly the Pink Sheets), interest shares are valued at the greater of$1.00 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note. Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit.

As of December 31, 2015, the Company owed JH Brech, a related party, $597,754 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is included in current liabilities as of December 31, 2015 and 2014. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

We have not generated any significant revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations. We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations. We do not, however, have any agreements or understanding with any third party to provide this financing. Until we can raise the necessary funds, we will be unable to further implement our business plan. Given the nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital. If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of INTREorg Systems, Inc.

We have audited the accompanying balance sheets of INTREorg Systems, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. INTREorg Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTREorg Systems, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2016 raise substantial doubt about its ability to continue as a going concern. The 2015 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

September 18, 2018

Item 8. Financial Statements.

INTREorg Systems, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash	$-	$-
Marketable securities	14,351	-
Licensing agreements	-	12,500
Total Current Assets	14,351	12,500
TOTAL ASSETS	$14,351	$12,500

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$511,248	$467,971
Accounts payable and accrued interest - related parties	425,944	323,360
Accrued interest and other liabilities	607,550	468,020
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	597,754	459,754
Total Current Liabilities	3,116,786	2,693,395

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 15,067,807 and 13,114,872 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,441,345	1,881,944
Additional paid in capital	290,077	254,744
Accumulated other comprehensive income	(38,085)	-
Accumulated deficit	(5,795,772)	(4,817,583)
Total stockholders' deficit	(3,102,435)	(2,680,895)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,351	$12,500

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2015	2014
Revenues
Services revenues-related party	$52,436	$-
Total revenues	52,436	-

Operating expenses

Consulting Fees – related party	67,700	85,040
General and administrative expenses	869,117	390,132
Total operating expenses	936,817	475,172

Other expense
Interest Expense	42,335	42,335
Interest expense- related party	51,473	37,701

Total other expense	93,808	80,036

Net loss	$(978,189)	$(555,208)

Net loss per share of common stock	$(0.07)	$(0.04)

Weighted average number of common shares outstanding	14,149,500	12,976,579

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss

	For the Years ended December 31,
	2015	2014

Net loss	$(978,189)	$(555,208)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	(38,085)	-
Total other comprehensive income	(38,085)	-

Total comprehensive loss	$(1,016,274)	$(555,208)

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
Statements of Stockholders' Deficit
For the years ended December 31, 2015 and 2014
	Common Stock # of Shares	Amount	Preferred A Stock # of Shares	Amount	Additional Paid in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Totals

Balance - December 31, 2013	12,845,072	$1,803,404	-	$ -	$ 231,189	$ -	$(4,262,375)	$(2,227,782)

Options issued for Director fees	-	-	-	-	23,555	-	-	23,555
Common stock issued for consulting services	269,800	78,540	-	-	-	-	-	78,540
Retained earnings	-	-	-	-	-	-	(555,208)	(555,208)
Balance - December 31, 2014	13,114,872	1,881,944	-	-	254,744	-	(4,817,583)	(2,680,895)

Change in value of marketable securities	-	-	-	-	-	(38,085)	-	(38,085)
Options issued for Director fees	-	-	-	-	35,333	-	-	35,333
Common stock issued for consulting services	240,000	55,200	-	-	-	-	-	55,200
Common stock issued for settlement of liabilities	250,000	85,000	-	-	-	-	-	85,000
Common stock issued for services	864,935	265,826	-	-	-	-	-	265,826
Common Stock issued for web design	68,000	20,875	-	-	-	-	-	20,875
Common Stock issued for revolver	530,000	132,500	-	-	-	-	-	132,500
Net loss	-	-	-	-	-	-	(978,189)	(978,189)
Balance - December 31, 2015	15,067,807	$2,441,345	-	$ -	$ 290,077	$ (38,085)	$(5,795,772)	$(3,102,435)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows
	For the Years Ended
	December 31,
	2015	2014
Cash Flows from Operating Activities
Net Loss	$(978,189)	$(555,208)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	377,234	102,095
Amortization and depreciation	12,500	16,073
Marketable securities received for services rendered	(52,436)	-
Loss on settlement of accounts payable	32,587	-
Changes in operating assets and liabilities
Increase in accounts payables	67,583	37,275
Increase in accounts payable related party	227,204	145,291
Increase in accrued liabilities and other	139,530	89,900

Net Cash Flows Used by Operating Activities	(173,987)	(164,574)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	173,987	164,523

Net Cash Flows Provided by Financing Activities	173,987	164,523

Net Change in Cash	-	(51)

Cash at Beginning of Period	-	51

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable, debt and accrued interest	$217,500	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,102,435 at December 31, 2015. At December 31, 2015, the Company had an accumulated deficit of $5,795,772.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Amortization

The Company is amortizing its license agreement over its three-year estimated useful life beginning in January 2013, the date placed in service.

Revenue Recognition

During the one-year period ended December 31, 2015, we recognized services revenues from one customer that subscribed to our Stock Transfer Analytics Consulting and Financial Reporting Consulting services. The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or the service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable.

Marketable equity securities

As of December 31, 2015, the Company had earned 143,141 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and reevaluates such determination at each balance sheet date. The marketable equity securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company sold the securities in October 2017 for $9,000 on a private direct sale transaction.

Fair Value of Financial Instruments

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2015 and 2014

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

NOTE 2. RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $67,700 and $85,040 for the years ending December 31, 2015 and 2014, respectively, related to this agreement.

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

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on the earlier of:

•June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or

•the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

NOTE 2. RELATED PARTY TRANSACTIONS (CONTINUED)

At the Company’s sole discretion, we can pay the interest in shares of our common stock valued as follows:

•if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly the Pink Sheets), interest shares are valued at the greater of $1.00 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note. Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2015 totaled $42,335. Interest expense related to the Line of Credit was $51,473 and $37,701 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, and December 31, 2014, the Company owed Brech $597,754 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2015 and December 31, 2014. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

Cicerone Consulting Agreement

As of December 31, 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Board Compensation

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company's common stock at $3.00 per share and options to purchase 100,000 shares of the Company's common stock at $1.00 per share. 25% of the options vest at the one-year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three-year vesting period. The Company used the Black Scholes option model to value the option awards.

On October 1,2015, the Company granted Michael Farmer and Redgie Green, members of the board of directors, options to purchase 600,000 shares of the Company’s common stock at $.15 per share and options to purchase 400,000 shares of the Company’s common stock at $.05 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2018 and had an estimated grant date fair value of $37,806, which is recognized in expense over the three-year vesting period..

During the years ended December 31, 2015 and 2014, the Company recognized expense of $35,333 and $23,555 relating to these awards. None was recognized in the prior year period.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

NOTE 2. RELATED PARTY TRANSACTIONS (CONTINUED)

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

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $153,657 in unpaid consulting fees. During the years ended December 31, 2015 and 2014, the Company expensed $86,000 and $86,000, respectively in consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of December 31, 2015, and 2014, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of December 31, 2015, and 2014, the Company has accrued $76,876 and $18,802, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the years ended December 31, 2015 and 2014, the Company expensed $83,175 and $18,883, respectively in fees to PT Platinum.

NOTE 3. NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at December 31, 2015 and December 31, 2014 amounted to approximately $350,943 and $308,613, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4. COMMITMENTS AND CONTINGENCIES.

At December 31, 2015 and December 31, 2014, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2015 or since, through the date of these financial statements.

NOTE 5. CAPITAL STOCK.

During 2015, PISA earned an aggregate of 240,000 shares related to the monthly compensation, valued at $55,200, the fair market value on the date of issuance. As of December 31, 2015, a total of 200,000 of these shares authorized, but not issued, are shown as outstanding as the issuance of such shares is deemed as a ministerial act.

During the year ended December 31, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the period ended December 31, 2015 the Company recorded an expense of $178,581 for these share grants. While we have not issued the certificates for 258,388 of the share issuances described above as of December 31, 2015, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at December 31, 2015. 258,388 of the shares have not been issued as of the date of this Report.

During the year ended December 31, 2015, 318,000 shares of common stock were issued for services valued at $98,792.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

NOTE 5. CAPITAL STOCK. (CONTINUED)

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

On May 1, 2014, the Company granted Michael Farmer, a member of the board of directors, options to purchase 200,000 shares of the Company’s common stock at $3.00 per share and options to purchase 100,000 shares of the Company’s common stock at $1.00 per share. 25% of the options vest at the one-year anniversary of the day of grant and 2.0833% each month thereafter. The options expire on May 1, 2017 and had an estimated grant date fair value of $105,997, which is recognized in expense over the three-year vesting period. The Company used the Black Scholes option model to value the option awards.

On October 1, 2015, the Company granted Michael Farmer and Redgie Green, members of the board of directors, options to purchase 600,000 shares of the Company’s common stock at $.15 per share and options to purchase 400,000 shares of the Company’s common stock at $.05 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2018 and had an estimated grant date fair value of $37,806, which is recognized in expense over the three-year vesting period. The Company used the Black Scholes option model to value the option awards with the following assumptions: volatility – 243%; term – 3 years and discount rate – .92%.

Stock option expense of $35,333 and $23,555 was recorded during the years ended December 31, 2015 and 2014, respectively.

A summary of option activity for the years ended December 31, 2015 and 2014 are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance December 31, 2014	1,300,000	$0.73	3.2	$-
Options exercisable at December 31, 2014	-	-	-	-
Balance January 1, 2015	1,300,000	$0.73	3.2	-
Granted	1,000,000	0.11	2.45	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance December 31, 2015	2,300,000	$0.46	2.31	548,000
Options exercisable at December 31, 2015	375,000	$0.85	2.08	$107,167

As of December 31, 2015 there was $58,417 in unrecognized stock option expense that will be recognized over two years.

NOTE 6. INCOME TAXES.

The deferred tax asset as of December 31, 2015 and 2014 was approximately $947,000 and $627,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of December 31, 2015 and 2014 of $0. There is no income tax provision for either year due to the change in valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At December 31, 2015 the Company had an unused net operating loss carry over approximating $2,788,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2015 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment.

NOTE 7. SUBSEQUENT EVENTS

Board of Directors:

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

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Through August 31, 2018, the Company issued 586,545 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license.

J.H. Brech Revolving 8% Credit Note:

During the period from December 31, 2015 through August 31, 2018, the Company issued 387,333 shares for the conversion of $290,500 in principal and $96,513 in interest related to the revolving line of credit. The balance on the line of credit as of September 4, 2018 was $215,796.

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

On September 12, 2018, the Company issued 1,185,000 shares of common stock for $237,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As further explained elsewhere in this Report, the Company failed to timely file its periodic reports for the fiscal years ended December 31, 2014 and December 31, 2015, as well as the Quarterly Report on Form 10-Q for the quarter ending September 30, 2015 (the "September 2015 l0Q"), which demonstrates that its Disclosure Controls and Procedures have been inadequate

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Going forward from this filing, the Company intends to re-establish and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC") , and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the existence of the material weaknesses as of December 31, 2015, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2015 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

Management has formulated and continued to implement a remediation plan that will continue through fiscal 2018, which includes: (i) developing a centralized set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff. In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking the measures discussed above to remediate the material weaknesses discussed under "Material Weaknesses in Internal Control over Financial Reporting" above. Those measures, described under "Remediation Plan for Material Weaknesses," will continue to be implemented during fiscal 2018, and are reasonably likely to materially affect our internal control over financial reporting.

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9 B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the name and ages of all directors and executive officers as of December 31, 2015

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

Immediately prior to resigning, Mr. Henson appointed Mr. Darren Dunckel to replace Mr. Henson as the Company's President; the Board approved the appointment on January 10, 2014. Mr. Dunckel is now our sole executive officer.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other company’s subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Position
Darren C. Dunckel	46	CEO and President
Redgie Green	62	Director
Michael Farmer	54	Director

Darren C. Dunckel. Mr. Dunckel served as Chief Executive Officer and Director at Forex International Trading Corp. from 2010 to 2011. Under his direction, Forex International Trading went from a development stage shell corporation to a fully reporting operating company. From 2005 to 2010, Mr. Dunckel served as the President of several privately-owned companies. As President, he oversaw management of real estate acquisitions, development and sales in the United States and overseas. In addition, from September 2007 to April 2009 Mr. Dunckel served on the Board of Directors of Emvelco Corp., a publicly traded company. From 2004 to 2010, Mr. Dunckel served as the President of My Daily Corporation, a financial services company. From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing a territory for financial and consulting services. Mr. Dunckel has spent 20+ years in the financial services industry having worked for Lehman Brothers, Smith Barney, UBS and New York Life Investment Management. He has held a series 3, 7, 63, 65 securities licenses and a California Insurance License. He is trained as an Accredited Investment Fiduciary. Mr. Dunckel has consulted over 350 companies in a broad range of industries and from start up to Fortune 500. Mr. Dunckel earned a bachelor's degree in International Relations from the University of Southern California.

Redgie Green. Mr. Green has served as a member of our Board of Directors since March 2008. Mr. Green became a director of Golden Dragon Holdings Corp in March 2006. Mr. Green has served as the Chief Executive Officer and a Director of Legacy Technology Holdings, Inc. since October 2010 and as a Director of Momentum BioFuels, Inc. since May 2012. Mr. Green served as he Chief Executive Officer of Sun River Energy, Inc. from January 2009 through August 3, 2010. From January 2009 through October 2009, he served as the President of Sun River Energy, Inc. He has served as a director of Sun River Energy, Inc. from 1998 through October 2010. He served as a director of ASPI, Inc. from 2006 through the fall of2009 and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 1990. He has been an active investor in small capital and high-tech adventures since 1987. He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. (now Aspi, Inc.) from March 2006 until October 2009. Mr. Green serves as a director of intreOrg Systems, Inc. and International Paintball, Inc. Mr. Green received a B.S. in Business Administration from the University of Colorado.

Michael Farmer. Mr. Farmer is an experienced entrepreneur and business owner with a track record of developing and leading organizations to profitable growth. Mr. Farmer is President and CEO of Global One Pet, Inc., an innovative pet food company that he co-founded in 2008. Mr. Farmer is also a director INTREorg Systems, Inc., and the American Pet Products Association. In 2001, Mr. Farmer co-founded FIRSTRAX, Inc., which became the leading innovator in pet accessory products. As President and CEO, he led the company to rapid growth as it developed patented pet containment products which were distributed throughout the world. The company was sold to United Pet Group in early 2005. Prior to co-founding FIRSTRAX, Mr. Farmer was the Executive Vice President for Doskocil (Petmate), a market leader in non-food pet products from 1998 to 2001. In 1994, Mr. Farmer joined Dogloo, a market leader in plastic pet shelters as the Vice President of Sales and Marketing. Mr. Farmer was promoted to Executive Vice President and General Manager in 1997. Mr. Farmer spent the first 11 years of his career with the Coleman Company, the world leader in outdoor recreational products. While at Coleman, Mr. Farmer served in a variety of capacities including Director of Operations, Design Director, Director of Engineering and Materials Management, and Director of Marketing and Product Development. Mr. Farmer has a Bachelor of Science degree in Industrial Technology from Emporia State University, where he earned All American academic and basketball honors. He also earned an MBA from Wichita State University.

Corporate Governance

Our Board of Directors has three directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performs a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that 2 members of the Board are independent.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees. For these same reasons, we did not have any other separate committees during fiscal 2015; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert."

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

Board Leadership Structure and the Board's Role in Risk Oversight.

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

The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company's risks.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than I 0% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

The table below accounts for the missed Form 3, Form 4 and Form 5s of each person subject to Section 16(a); all other persons subject to Section 16(a) reporting have filed their reports. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date in the coming weeks.

Name	Known Failures to File a Required Form
Mr. Dunckel	1
Mr. Farmer
Mr. Green

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

In 2007, our Board of Directors adopted a Code of Business Conduct which applies to our directors, officers, employees and representatives. The Code of Business Conduct sets forth guidelines for public communications, conflicts of interest policies, anti- competitive activities, our policies regarding confidential and proprietary information, information on insider trading restrictions and policies regarding financial investments by the covered persons, and includes a code of ethics for our employees. In 2007 our Board also adopted a Code of Ethics that applies to our Board members and sets out our policies related to conflicts of interest, confidentiality, legal compliance, competition and corporate opportunities, and reporting illegal or unethical behavior. Lastly, in 2007 our Board also adopted a Code of Ethics for Financial Professionals which provides additional guidelines for our chief executive officer, chief financial officer, controller and any other person providing similar functions to us. Our codes of ethics are attached as exhibits to this Form and can be found on our website, www.intreorg.com. Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 556 Silicon Drive , Suite 103, Southlake, Texas 76092.

ITEM ll. EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2015 and 2014.

Although compensation exceeds $100,000, as disclosed below, the Company is no longer required to pay such compensation and therefore, we believe we can omit an executive compensation table pursuant to Instruction 4 often 402(m)(2).

Outstanding Equity Awards at Fiscal Year-End

Dr. Henson and Mr. Dunckel, who are the only persons required to be included in the outstanding equity awards table, did not have any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Executive and Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Redgie Green	-	-	-	-	-	-	24,000
Michael Farmer	-	-	-	-	-	-	129,997

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2015, we had 14,079,419 shares of Common Stock issued and outstanding and O shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2015. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of INTREorg Systems, Inc, 2600 East Southlake Blvd, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel		0%
Redgie Green	120,000	85%
Michael Farmer	820,000 (1)	582%
All officers and directors as a group (three persons)	940,000	668%

J.H. Brech, LLC	264,017	188%
Harry McMillan (2)	1,034,017	734%
C.E. McMillan Family Trust (2)(3)	1,034,017	734%

(1) Includes 700,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Fanner and over which he has voting and dispositive control of the shares of the Company's common stock held by such entity, 20,000 shares he received for his director services and l 00,000 options that have vested but whose strike price is lower than the current market price for our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	2,300,000	$0.46	-
Plans not approved by shareholders:	-	n/a	n/a

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2015 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $67,700 and $85,040 for the years ending December 31, 2015 and 2014, respectively, related to this agreement.

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

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on the earlier of:

•June 19, 2014 (the revolver has not been formally extended, however, the Company continues to borrow under the revolver), or

•the date on which we receive at least $1.5 million in gross proceeds through one or a series of transactions.

At the Company’s sole discretion, we can pay the interest in shares of our common stock valued as follows:

•if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly the Pink Sheets), interest shares are valued at the greater of $1.00 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note. Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2015 totaled $45,629. Interest expense related to the Line of Credit was $51,473 and $37,701 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, and December 31, 2014, the Company owed Brech $597,754 and $459,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2015 and December 31, 2014. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

Cicerone Consulting Agreement

As of December 31, 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

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

Subsequently Messrs. Green and Farmer have left the Board. In 2018 Mr. Richard Nummi and Mr. Robert Flynn joined the Board as independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2014 and 2015. The following table shows the fees that were billed for the audit and other services provided by this firm for 2014 and 2015.

	2015	2014
Audit Fees	$20,300	21,800

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under the category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax, and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors were pre-approved by the entire Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim President and Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Interim President and Chief Executive Officer and principal financial and accounting officer *

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.

Dated September 20, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO