Form 10-Q
period 2016-03-31
INTREorg SYSTEMS INC.
filed 2018-09-24
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 West Southlake Blvd, Ste 120-366

Southlake, TX 76092

(Address of principal executive offices)

817-313-5005

(Issuer's telephone number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The number of shares of Common Stock, no par value, issued and outstanding as of September 15, 2018 was 19,132,135.

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

Item1. FINANCIAL STATEMENTS.

INTREorg Systems, Inc.
Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash	$100	$-
Investment in common stock	12,916	14,351
Total Current Assets	13,016	14,351
TOTAL ASSETS	$13,016	$14,351

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$496,180	$511,248
Accounts payable - related parties	476,471	425,944
Accrued interest and other liabilities	629,988	607,550
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	537,045	597,754
Total Current Liabilities	3,113,974	3,116,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding
	-	-
Common Stock, no par value; 100,000,000 shares authorized 15,377,807 and 15,067,807 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively

	2,543,645	2,441,345

Additional paid in capital	298,910	290,077
Accumulated other comprehensive income	(39,520)	(38,085)
Accumulated deficit	(5,903,993)	(5,795,772)

Total stockholders' deficit	(3,100,958)	(14,135)
Total liabilities and stockholders’ deficit	$13,016	$14,351

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
General and administrative expenses	$85,861	$188,015
Interest Expense	10,439	10,439
Interest expense- related party	11,921	11,447
Total operating expenses	108,221	209,901
Loss on settlement of accounts payable	-	32,587
Net loss	$(108,221)	$(242,488)

Net loss per share of common stock	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	14,818,979	13,165,428

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss

	For the Three Months Ended March 31,
	2016	2015

Net loss	$(108,221)	$(242,488)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	(1,435)	-
Total other comprehensive income	(1,435)	-

Total comprehensive loss	$(109,656)	$(242,488)

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(108,221)	$(242,488)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	48,633	28,433
Amortization and depreciation	-	3,125
Loss on settlement of accounts payable	-	32,587
Changes in operating assets and liabilities:
Increase in accounts payable	(15,068)	(761)
Increase in accounts payable related parties	50,527	23,964
Increase in accrued liabilities and other	22,438	37,139
Net Cash Flows Used by Operating Activities	(1,691)	(118,001)
Net Cash Flows Provided (Used) by Investing Activities	-	-
Cash Flows from Financing Activities
Increase in related party revolving line of credit	1,791	119,733
Net Cash Flows Provided by Financing Activities	1,791	119,733

Net Change in Cash	100	1,732
Cash at Beginning of Period	-	-

Cash at End of Period	$100	$1,732

Supplemental Disclosure of Cash Flow Information
Conversion of Debt to Common Stock	$62,500	$-
Cash paid for interest
Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable	$-	$85,000

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2016

(Unaudited)

NOTE 1. ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization

INTREOrg Systems, Inc. (the “Company”) was incorporated under the laws of the State of Texas on November 3, 2003. The Company was organized for the purpose of providing internet consulting and "back office" services to companies. The Company's fiscal year end is December31st.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,100,958 at March 31, 2016. During the three month period ended March 31, 2016, the Company did not generate any revenues. At March 31, 2016, the Company had an accumulated deficit of $5,903,993.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on September 20, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2015 as reported in Form 10-K have been omitted.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2016

(Unaudited)

NOTE 2. RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit")

As of March 31, 2016, and December 31, 2015, the Company owed Brech $537,045 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The outstanding balance is past due and is classified as a current liability as of March 31, 2016 and December 31, 2015. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Accrued and unpaid interest on the Line of Credit at March 31, 2016 and December 31, 2015 totaled $57,551 and $45,629. Interest expense related to the Line of Credit was $51,473 and $37,701 for the periods ended March 31, 2016 and 2015, respectively.

Cicerone Consulting Agreement

As of March 31, 2016 and December 31, 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $174,657 and $153,657 in unpaid consulting fees as of March, 31, 2016 and December 31, 2015, respectively. During the periods ending March 31, 2016 and 2015, the Company expensed $21,000 and $21,000, respectively in consulting fees to Mr. Dunckel.

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $67,700 and $85,040 for the periods ending March 31, 2016 and 2015, respectively, related to this agreement.

Payable to shareholder

As of March 31, 2016 and December 31, 2015, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the three month periods ended March 31, 2016 and 2015, the Company expensed $0 and $23,850, respectively in fees to PT Platinum.

Payable to former President and Chairman of the Board

As of March 31, 2016 and December 31, 2015, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

NOTE 3. NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at March 31, 2016 and December 31, 2015 amounted $391,223 and $359,448, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2016

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES.

At March 31, 2016 and December 31, 2015, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of March 31, 2016 or since, through the date of these financial statements.

NOTE 5. CAPITAL STOCK.

During the quarter ended March 31, 2016, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 60,000 shares valued at the closing price as of the date of grant for a total of $39,800. While we have not issued the certificates for certain of these shares as of March 31, 2016, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2016. The shares have been issued as of the date of this Report.

During the quarter ended March 31, 2016, $62,000 of the line of credit was converted to 250,000 common shares.

In March 2015, the Company issued 250,000 shares of common stock in full settlement of legal bills outstanding with a law firm. At the date of settlement, the fair value of the Company’s common stock approximated $85,000, which exceeded the recorded value of the outstanding legal bills. The Company recognized a loss of $32,587 on the transaction in 2015.

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

A summary of option activity as of March 31, 2016 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2016	2,300,000	$0.46	2.31	$-
Granted	-	-	-	-
Exercised Expired	-	-	-	-

Balance March 31, 2016	2,300,000	$0.46	2.19	$364,800

Options exercisable at March 31, 2016	648,250	$.62	2.18	$285,000

During the three months ended March 31, 2016, no stock options were granted.

Stock option expense of $8,833 and $8,833 was recorded for the periods ended March 31, 2016 and 2015.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2016

(Unaudited)

NOTE 6. SUBSEQUENT EVENTS

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

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, the PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Pursuant to the terms of the intellectual property license, the Company issued 586,545 shares through August 31, 2018 to Public Issuer Stock Analytics.

J.H. Brech Revolving 8% Credit Note:

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

On September 12, 2018, the Company issued 1,185,000 shares of common stock for $237,000

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three months ended March 31, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2015 including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In June 2015, we executed a contract to provide stock transfer analytics services to Radiant Oil and Gas ("Radiant"). One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. In April 2015, the Company entered into a professional services agreements with Radiant to provide consulting services. In exchange for the consulting services, the Company will be awarded restricted common stock of Radiant each month. The number of shares awarded will be determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months.

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

Going Concern

We have incurred accumulated losses of $5,903,993 as of March 31, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

During the fiscal quarters ended March 31, 2016 and 2015, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended March 31, 2016, we recognized operational expenses of $85,861 compared to $188,015 during the same quarter in 2015. The decrease of $102,154 or (54%) was primarily due to a decrease in payroll expenses of $44,244 as we hired a technical officer to manage our software development, resulting in lower professional fees of $33,265.

We expect these expenses will continue to increase during 2016 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2016, we recognized a net loss of $108,221, compared to $242,488 for the same quarter in 2015. The decrease of $134,267 was attributable to lower operating expenses as stated above.

Liquidity and Capital Resources

Three Months Ended March 31, 2016 and 2015

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015

Net cash used in operating activities	$(1,691)	$(118,001)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$1,791	$119,733

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2016, we had a working capital deficit of $3,113,874 as compared to a working capital deficit of $3,116,786 at December 31, 2015. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities decreased $2,812 at March 31, 2016 from December 31, 2015 primarily related to net decrease in accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. Accounts payable- related parties increased $50,527, accrued interest and other liabilities increased $22,438 and we decreased $60,709 under our revolving line of credit. At March 31, 2016, we owe a total of $537,045 under the working capital line of credit.

Our balance sheet at March 31, 2016, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2016, we have $521,000 principal amount and $391,229 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2016 was $1,691 as compared to net cash used in operating activities of $118,001 for the period ending March 31, 2015. We did not generate or use any cash from investing activities during the three months ended March 31, 2016 and 2015. Cash flows provided by financing activities included an increase of $1,791) and $119,733 from a line of credit to a related party during the three months ended March 31, 2016 and 2015, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports during the fiscal year ended December 31, 2015 and for the first quarter of fiscal 2016, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended March 31, 2016, the Company authorized the issuance of 60,000 shares valued at $19,600 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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

3.1	Articles of Incorporation (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)

3.2	Articles of Amendment to our Articles of Incorporation (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended).

3.3	Bylaws (Incorporated by reference to the registration statement on Form 10, SEC File No. 000-53262, as amended)

10.1	Form of Agreement with Central Coast Technology Associates (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on June 18,2013)

10.2	Form of Option Agreement for Central Coast Technology (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8K filed on June 18,2013)

10.3	Consulting Agreement with Darren Dunckel (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on January 14,2014)

10.4

Form of First Letter of Addendum and First Amendment to $500,000 8% Revolving Credit Note by and between the Company and J.H. Brech, LLC (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8K filed on August 28,2014)

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

Dated: September 24, 2018

By: /s/Thomas E. Lindholm

Thomas E. Lindholm

President and CEO