Form 10-Q
period 2016-06-30
INTREorg SYSTEMS INC.
filed 2018-09-24
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the quarterly period ended June 30, 2016

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from __________ to __________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd, Suite 120-366

Southlake, TX 76092

713-316-0061

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The number of shares of Common Stock, no par value, issued and outstanding as of September 15, 2018 was 19,132,165.

INTRODUCTORY NOTE

Unless specifically set forth to the contrary, when used in this report the terms “INTREorg,” "we"", "our", the “Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation.

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

Item1.Financial Statements.

INTREorg Systems, Inc.
Balance Sheets
(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS:

Current Assets:
Cash	$69	$-
Total Current Assets	69	-

Investment in common stock	12,916	14,351
TOTAL ASSETS	$12,985	$14,351

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$507,739	$511,248
Accounts payable - related parties	503,209	425,944
Accrued interest and other liabilities	652,549	607,550
Accrued contingencies	453,290	453,290
Notes Payable	521,000	521,000
Revolving line of credit - related party	313,741	597,754
Total Current Liabilities	$2,951,528	$3,116,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none
issued & outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized
16,349,807 and 13,114,872 shares issued & outstanding at June 30, 2016
& December 31, 2015, respectively	2,808,903	2,441,345
Additional paid in capital	317,195	290,077
Accumulated other comprehensive income	(39,520)	(38,085)
Accumulated deficit	(6,025,121)	(5,795,772)
Total stockholders' Deficit	(2,938,543)	(3,102,435)
Total liabilities and stockholders' deficit	$12,985	$14,351

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Services revenues	$-	$52,833	$-	$52,833
Services revenues- related parties	-		-
Total revenues	-	52,833	-	52,833

General and administrative expenses	104,157	451,145	190,018	639,158
Interest expense	10,555	10,555	20,994	20,994
Interest expense- related party	6,416	13,349	18,337	24,797
Total operating expenses	121,128	475,049	229,349	684,949

Loss on settlement of accounts payable	-	-	-	32,587

Net loss	$(121,128)	$(422,216)	$(229,349)	$(664,703)

Net loss per share of common stock	$(0.01)	$(0.03)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding	15,978,518	14,147,391	15,612,774	13,659,122

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Loss	$(121,128)	$(422,216)	$(229,349)	$(664,703)

Other comprehensive income (loss)
Unrealized gain on marketable securities classified
as available for sale	-	88,305	-	88,305
Unrealized loss on marketable securities- related
party classified as available for sale	(1,435)	(4,942)	(1,435)	(4,942)

Total other comprehensive income (loss)	(1,435)	83,363	(1,435)	83,363

Total comprehensive loss	$(122,563)	$(338,853)	$(230,784)	$(581,340)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statement of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(229,349)	$(664,703)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	77,058	328,639
Stock compensation	27,118	-
Amortization and depreciation	-	6,250
Marketable securities received for services rendered	-	(76,702)
Loss on settlement of accounts payable	-	32,587
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(397)
Increase in accounts payable	(3,509)	106,367
Increase in accounts payable related parties	77,265	36,458
Increase in accrued liabilities and other	44,999	94,193
Net Cash Flows Used by Operating Activities	(6,418)	(137,308)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	6,487	137,308
Net Cash Flows Provided by Financing Activities	6,487	137,308

Net Change in Cash	69	-

Cash at Beginning of Period	-	-

Cash at End of Period	$69	$-

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-
Cash paid for taxes	-	-
Stock issued in settlement of accounts payable and debt	290,500	85,000

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2016

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,951,459 at June 30, 2016. During the three-month period ended June 30, 2016, the Company generated no revenues. At June 30, 2016, the Company had an accumulated deficit of $6,025,121.

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

Summary of Significant Accounting Policies

Services revenues

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company had no revenue for the six-month period ended June 30, 2016.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2016

(Unaudited)

NOTE 2. RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit")

As of June 30, 2016, and December 31, 2015, the Company owed Brech $313,741 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The outstanding balance is past due and is classified as a current liability as of June 30, 2016 and December 31, 2015. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Accrued and unpaid interest on the Line of Credit at June 30, 2016 and December 31, 2015 totaled $63,939 and $45,629. Interest expense related to the Line of Credit was $18,337 and $24,797 for the periods ended June 30, 2016 and 2015, respectively.

Cicerone Consulting Agreement

As of June 30, 2016 and December 31, 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. A portion of these advances have been repaid which leaves the outstanding balance at $33,512 which are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $195,332 and $153,657 in unpaid consulting fees as of June, 30, 2016 and December 31, 2015, respectively. During the periods ending June 30, 2016 and December 31, 2015, the Company expensed $42,000 and $21,000, respectively in consulting fees to Mr. Dunckel.

Services revenues

In April 2015, we entered into a professional services agreement with Radiant Oil and Gas (“Radiant”). In exchange for the consulting services, the Company was awarded 143,141 shares of restricted common stock of Radiant valued at $52,436

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $74,917 and $39,850 for the periods ending June 30, 2016 and 2015, respectively, related to this agreement.

Payable to shareholder

As of June 30, 2016, and December 31, 2015, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the six-month periods ended June 30, 2016 and 2015, the Company expensed $0 and $23,850, respectively in fees to PT Platinum.

Payable to former President and Chairman of the Board

As of June 30, 2016, and December 31, 2015, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2016

(Unaudited)

NOTE 3. NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at June 30, 2016 and December 31, 2015 amounted to approximately $401,784 and $380,785, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4. COMMITMENTS AND CONTINGENCIES.

At June 30, 2016 and December 31, 2015, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of June 30, 2016 or since, through the date of these financial statements.

NOTE 5. CAPITAL STOCK.

During the six-month period ended June 30, 2016, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three- and six-month period ended June 30, 2016 the Company recorded an expense of $79,199 for the share grants.

During the six-month period ended June 30, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the six-month period ended June 30, 2015 the Company recorded an expense of $178,581 for these share grants.

While we have not issued the certificates for 398,388 of the share issuances described above as of June 30, 2016, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at June 30, 2016. 258,388 of the shares have not been issued as of the date of this Report.

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

A summary of option activity as of June 30, 2016 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance January 1, 2016	2,300,000	$0.46	2.31	$-
Granted	-	-	-	-
Exercised Expired	-	-	-	-

Balance June 30, 2016	2,300,000	$0.46	1.94	$504,000

Options exercisable at June 30, 2016	927,746	$0.53	2.23	$558,750

During the six months ended June 30, 2016, no stock options were granted.

Stock option expense of $18,285 and $27,118 was recorded during the three and six-month period ended June 30, 2016.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2016

(Unaudited)

NOTE 6 SUBSEQUENT EVENTS

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

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Pursuant to the terms of the intellectual property license, the Company issued 706,545 shares through September 15, 2018 to Public Issuer Stock Analytics.

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

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and six months ended June 30, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2015 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In June 2015, we executed an agreement to provide STA services to Radiant Oil and Gas (“Radiant”) for a period of three months. One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. Radiant is considered a related party.

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

Going Concern

We have incurred accumulated losses of $6,025,121 as of June 30, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of June 30, 2016, and December 31, 2016, the Company owed JH Brech, LLC (“Brech”), a related party, $313,741 and $597,062, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of June 30, 2016 and December 31, 2015. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to me. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

During the three and six months ended June 30, 2016, we recognized no revenues from operational activities.

During the fiscal quarter ended June 30, 2016, we recognized software licensing fees-related party of $35,117 as compared to $17,125 during the same quarter in 2015. The increase of $17,992 or 21.9% was attributable to the increase in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. General and administrative expenses were $190,018 compared to $639,158 during the same quarter in 2015. The decrease of $459,140 or 72% was primarily the result of a decrease in investor relations, legal and salaries expenses.

We expect that expenses will continue to increase during 2016 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expenses- related party decreased $6,460 or 26% due to lower borrowings under our line of credit with Brech.

During the three months ended June 30, 2016, we recognized a net loss of $121,128 compared to $422,216 for the same quarter in 2015. The decrease of $301,088 was attributable to lower expenses described above.

Liquidity and Capital Resources

Six Months Ended June 30, 2016 and 2015

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30
	2016	2015
Net cash used in operating activities	$(6,418)	$(137,308)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	$6,487	$137,308

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2016, we had a working capital deficit of $6,025,121 as compared to a working capital deficit of $5,795,772 at December 31, 2015. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities decreased $165,258 at June 30, 2016 from December 31, 2015 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. We received no cash from revenues as all of our revenues were unpaid as of June 30, 2016 or we will receive restricted stock. Expenses were paid in common stock or were included in accounts payable which decreased $3,509, accounts payable- related parties which increased $77,265 or accrued interest and other liabilities which increased $44,999. At June 30, 2016, we owe a total of $313,741 under the working capital line of credit.

Our balance sheet at June 30, 2016 and December 31, 2015, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2016, we have $521,000 principal amount and $401,784 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six-month period ending June 30, 2016 was $6,418 as compared to net cash used in operating activities of $137,308 for the six-month period ending June 30, 2015. We did not generate or use any cash from investing activities during the six months ended June 30, 2016 and 2015. Cash flows provided by financing activities included a decrease of $6,487 and $137,308 from a line of credit to a related party during the six months ended June 30, 2016 and 2015, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Company failed to timely file its periodic reports, which demonstrates that its Disclosure Controls and Procedures have been inadequate. However, the Company has been working diligently to file all outstanding reports..

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the six-month period ended June 30, 2016, the Company authorized the issuance of 1440,000 shares valued at $173,000 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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