Form 10-Q
period 2016-09-30
INTREorg SYSTEMS INC.
filed 2018-09-24
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Item 1. Financial Statements.

Contents

Unaudited Balance Sheets at September 30, 2016 and December 31, 2015	5

Unaudited Statements of Operations for the three and nine months ended September 30, 2016 and 2015	6

Unaudited Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015	7

Unaudited Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	8

Unaudited Notes to Financial Statements	9

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$-	$-
Marketable securities	3,875	14,351

Total Current Assets	3,875	14,351

TOTAL ASSETS	$3,875	$14,351

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$512,378	$511,248
Accounts payable - related parties	508,951	425,944
Accrued interest and other liabilities	675,219	607,550
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	314,195	597,754
Total Current Liabilities	2,985,033	3,116,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,054,260 and 15,067,807 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,840,145	2,441,345
Additional paid in capital	329,178	290,077
Accumulated other comprehensive income	(48,561)	(38,085)
Accumulated deficit	(6,101,920)	(5,795,772)
Total stockholders' deficit	(2,981,158)	(3,102,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,875	$14,351

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Services revenues-related party	$-	$-	$-	$52,436
		-		-
Total revenues	-	-	-	52,436

Operating expenses
Software licensing fees- related party	31,241	9,325	106,158	49,175
Salaries and wages	7,000	21,000	49,000	151,064
General and administrative expenses	26,077	135,870	99,178	604,717
Total operating expenses	64,318	166,195	254,336	804,956

Other expense
Interest Expense	10,670	10,670	31,664	31,664
Interest expense- related party	1,811	13,898	20,148	38,695
Loss on settlement of accounts payable	-	-	-	32,587
Total other expense	12,481	24,568	51,812	102,946

Net loss	$(76,799)	$(190,763)	$(306,148)	$(855,466)

Net loss per share of common stock	$(0.00)	$(0.01)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	16,068,960	14,437,807	15,766,971	13,921,463

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(76,799)	$(190,763)	$(306,148)	$(855,466)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	(9,041)	(63,296)	(10,476)	20,067
Total other comprehensive income (loss)	(9,041)	(63,296)	(10,476)	20,067

Total comprehensive loss	$(85,840)	$(254,059)	$(316,624)	$(835,399)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(306,148)	$(855,466)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	147,401	353,001
Amortization and depreciation	-	9,375
Marketable securities received for services rendered	-	(52,436)
Loss on settlement of accounts payable	-	32,587
Changes in operating assets and liabilities
Increase in accounts payables	1,130	79,903
Increase in accounts payable related party	83,007	165,169
Increase in accrued liabilities and other	67,669	116,861

Net Cash Flows Used by Operating Activities	(6,941)	(151,006)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	6,941	151,006

Net Cash Flows Provided by Financing Activities	6,941	151,006

Net Change in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of debt and accounts payable	$290,500	$85,000

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 1.ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $2,981,158 at September 30, 2016. At September 30, 2016, the Company had an accumulated deficit of $6,101,920.

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

Marketable equity securities

As of September 30, 2016, the Company earned 143,141 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and reevaluates such determination at each balance sheet date. The marketable equity securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company sold the securities in October 2017 for $9,000 on a private direct sale transaction.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 1.ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

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

NOTE 2.RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $106,158 and $49,175 for the nine-month periods ending September 30, 2016 and 2015, respectively, related to this agreement.

Services revenues

In April 2015, we entered into a professional services agreement with Radiant Oil and Gas (“Radiant”). In exchange for the consulting services, the Company was awarded 143,141 shares of restricted common stock of Radiant valued at $52,436.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 2.RELATED PARTY TRANSACTIONS (CONTINUED)

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

On August 25, 2014, we entered into an amendment of the Line of Credit agreement to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The maturity date of the agreement remained the same. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at September 30, 2016 and December 31, 2015 totaled $62,681 and $45,629, respectively.

As of September 30, 2016, and December 31, 2015, the Company owed Brech $314,195 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The balance is past due and is classified as a current liability as of September 30, 2016 and December 31, 2015. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 2.RELATED PARTY TRANSACTIONS (CONTINUED)

Cicerone Consulting Agreement

As of September 30, 2016, and December 31, 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,837. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $202,332 in unpaid consulting fees. During the nine months ended September 30, 2016 and 2015, the Company expensed $49,000 and $63,000, respectively in consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of September 30, 2016, and December 31, 2015, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of September 30, 2016, and December 31, 2015, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the nine months ended September 30, 2016 and 2015, the Company expensed $0 and $83,175, respectively in fees to PT Platinum.

NOTE 3.NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at September 30, 2016 and December 31, 2015 amounted to approximately $412,452 and $380,785, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.COMMITMENTS AND CONTINGENCIES.

At September 30, 2016 and December 31, 2015, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of September 30, 2016 or since, through the date of these financial statements.

NOTE 5.CAPITAL STOCK.

During the nine-month period ended September 30, 2016, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics (PISA) pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and nine-month period ended September 30, 2016 and 2015, the Company recorded an expense of $108,299 and $39,800, respectively for the share grants.

During the nine-month period ended September 30, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the nine-month period ended September 30, 2015 the Company recorded an expense of $178,581 for these share grants.

During the nine- month period ended September 30, 2016 the Company cancelled the issuance of 355,547 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 5.CAPITAL STOCK. (CONTINUED)

During the nine-month period ended September 30, 2016 the Company issued 1,162,000 shares of common stock valued at $290,500 to pay off a portion of the line of credit.

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

A summary of option activity as of September 30, 2016 and changes during the period then ended are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance January 1, 2016	2,300,000	$0.46	2.31	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Balance September 30, 2016	2,300,000	$0.46	1.69	$180,000

Options exercisable at September 30, 2016	950,994	$0.58	1.70	$427,500

Stock option expense of $39,103and $26,499 was recorded during the three and nine-month period ended September 30, 2016.

During the nine months ended September 30, 2016, no stock options were granted.

NOTE 6.FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of our marketable securities and marketable securities of related parties recorded on a fair value basis as of September 30, 2016:

	Total	Quoted market prices in active markets (level 1	Quoted market prices in inactive markets (level 2)	Significant Unobservable inputs
Asset
Marketable securities	$3,875	$-	$3,875	$-
Total	$3,875	$-	$3,875	$-

The Company considers the level of inputs used to measure fair value of marketable securities and marketable securities of related parties to be level 2 due to the low trading volume of the respective securities.

The fair value of notes payable and the revolving line of credit- related party are deemed to approximate book value. Due to their near-term maturities, the carrying amounts of account payable and accounts payable-related parties are considered equivalent to fair value.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2016

(Unaudited)

NOTE 7.SUBSEQUENT EVENTS

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

Management:

On August 19, 2016, Mr. Darren Dunkel was terminated as President and Chief Executive Officer by the Board of Directors. On October 1, 2016, Mr. Thomas E. Lindholm was named interim Chief Executive Officer and executive director to act as the company’s sole officer until a new executive officer could be hired. On April 20, 2017, Mr. David Beach was named President and Chief Executive Officer and subsequently resigned on June 29, 2017. On March 13, 2018, Mr. Robert Flynn was named Vice President / General Counsel. Messrs. Lindholm and Flynn entered into management consulting agreements for one year. 377,247 shares were issued to Messrs. Lindholm and Flynn on April 3, 2018 related to these management consulting agreements.

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Through September 15, 2018, the Company issued 646,545 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license.

J.H. Brech Revolving 8% Credit Note:

The balance on the line of credit as of September 18, 2018 was $215,796.

Other:

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

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and nine months ended September 30, 2016 and 2015 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2015 including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In October 2012, we executed an Intellectual Property License and Consulting Agreement (the “PISA Agreement”) with Public Issuer Stock Analytics, LLC (“PISA”) that provides us the exclusive right to market and sell services associated with certain proprietary intellectual property owned by PISA. PISA further agreed to act as a consultant to us, providing the actual services associated with the certain proprietary intellectual property. The term of the PISA Agreement is for three years. Under the PISA Agreement, PISA is entitled to the following compensation: 250,000 shares of Common Stock when the PISA Agreement was executed; 20,000 shares per month based on the closing price of our Common Stock on the last business day of each respective month (the "Share Royalty"); and 1%, 2% or 3% of gross sales, due on a quarterly basis, up and until the second anniversary, third anniversary or termination of the agreement, respectively (the "Gross Sales Royalty"). If no gross sales exist for a given period, PISA's only compensation for such period shall be the Share Royalty. The Gross Sales Royalty may be paid in cash or restricted shares of Common Stock; if paid in Common Stock, such stock shall be issued based on the market close on the last business day of each month in each quarter as such market close is found in Bloomberg. As of September 30, 2016, PISA has received the initial 250,000 shares of common stock due upon execution of the agreement and has received or is due an aggregate of 950,000 shares.

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

Going Concern

We have incurred accumulated losses of $6,101,920 as of September 30, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2015 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of September 30, 2016, and December 31, 2015, the Company owed JH Brech, LLC (“Brech”), a related party, $314,195 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of September 30, 2016 and December 31, 2015. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to time. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

During the three months ended September 30, 2016 and 2015, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended September 30, 2016, we recognized software licensing fees-related party of $31,241 as compared to $9,325 during the same quarter in 2015. The increase of $21,916 or 129%was attributable to increase in fair value of our stocks issued to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. General and administrative expenses were $26,077 compared to $135,870 during the same quarter in 2015. The decrease of $109,793 or 81% was primarily the result of lower professional fees.

We expect these expenses will continue to increase during 2016 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expenses- related party decreased $12,087 due to reduction in Note Payable paid in Company stock.

During the three months ended September 30, 2016, we recognized a net loss of $76,799, compared to $190,763 for the same quarter in 2015. The decrease of $113,964 was attributable to reduction in expenses described above

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

During the nine months ended September 30, 2016, we recognized no revenues from operational activities.

During the nine-month period ended September 30, 2015, the Company earned 143,141 restricted common shares of Radiant valued at approximately $52,436 as of the date the services were rendered. All of the Company’s marketable securities are classified as current, available-for-sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. As of September 30, 2016, the marketable securities of Radiant were valued at approximately $3,875.  The Company sold the shares in October, 2017 for $9,000.

We incurred salaries and wages expenses of $49,000 for the nine months ended September 30, 2016 as compared to $151,064 in the comparable period in 2015 relating the hiring of our chief information officer in December 2014. General and administrative expenses were $99,178 for the nine-month period ended September 30, 2016 compared to $604,717 during the comparable period in 2015. The decrease of $505,539 or 84% was primarily the result of lower investor relations expenses of $325,826 as we hired two investor relations firms to assist us in raising capital. The remainder of the decrease in general and administrative expenses was primarily attributable to reduction in legal and accounting fees.

Interest expenses- related party decreased $18,547 or 48% due to payment of loan in Company stock.

During the Nine months ended September 30, 2016, we recognized a net loss of $306,148, compared to $855,466 for the same period in 2015. The decrease of $549,318 was attributable to lower expenses described above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2016 and 2015

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(6,941)	$(151,006)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$6,941	$151,006

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2016, we had a working capital deficit of $2,981,158 as compared to a working capital deficit of $3,102,435 at December 31, 2015. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities decreased $131,753 at September 30, 2016 from December 31, 2015 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and decreases under our revolving line of credit. The majority of our expenses were paid in common stock or were included in accounts payable which increased $1,130, accounts payable- related parties which increased $83,007, accrued interest and other liabilities which increased $67,669. At September 30, 2016, we owe a total of $314,915 under the working capital line of credit.

Our balance sheet at September 30, 2016 and December 31, 2015, includes $453,290 of accrued compensation from 2009 and prior.

At September 30, 2016, we have $521,000 principal amount and $340,274 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine-month period ending September 30, 2016 was $6,941 as compared to net cash used in operating activities of $151,006 for the nine-month period ending September 30, 2015. We did not generate or use any cash from investing activities during the nine months ended September 30, 2016 and 2015. Cash flows provided by financing activities included an increase of $6,941 and $151,006 from a line of credit to a related party during the nine months ended September 30, 2016 and 2015, respectively.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the nine-month period ended September 30, 2016, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date.

During the nine-month period ended September 30, 2015 the Company authorized the issuance of 613,935 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date.

While we have not issued the certificates for 398,388 of the share issuances described above as of September 30, 2016, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at September 30, 2016. 258,388 of the shares have not been issued as of the date of this Report.

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

Dated September 24, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO