Form 10-K
period 2016-12-31
INTREorg SYSTEMS INC.
filed 2018-09-25
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2016

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

Unless specifically set forth to the contrary, when used in this Report the terms "INTREorg," "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation. In addition, when used herein and unless specifically set forth to the contrary, "2016" refers to the year ended December 31, 2016, and "2015" refers to the year ended December 31, 2015.

PART I

ITEM 1.DESCRIPTION OF BUSINESS.

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

Publicly traded companies, have an unfulfilled need to track and analyze market data of trading in the entity's own stock. This creates a market opportunity for INTREORG to provide accurate and timely reporting on stock movement data. Due to the dynamic and ever-changing nature of the market, executives of public traded companies should be evaluating their stock movement information for compliance, fund raising and investor relations purposes. Collecting and compiling this information has proven to be challenging for companies and has resulted in public companies transition toward electronic monitoring and management of their stock sales and purchases to gain better insight and control. The ultimate goal for all public companies is the ability to accurately gauge the movement of shares in the market, validate compliance, track those movements "over time", and analyze this data to accurately report information to their executive teams. There are numerous challenges associated with this goal and to facilitate a solution is a very complex and data intensive process but necessary for successful financial advantage. INTREORG has created a proprietary data delivery software tool that provides data mining, reporting and a technical understanding to be able to help our clients. Our software can provide information that can be used for:

•Compliance

oIdentify Large Shareholder Liquidations

oRelated Accounts

oNotify Counsel of unreported Insider transactions

oIllegal Distribution of Unregistered Shares

•Fund Raising

oPricing & Timing for Capital Raises

oInvestor Sources

•Investor Relations

oInvestor Demographics

oIR Effectiveness

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

Employees

As of December 31, 2016, we had one full time employee. Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed, part-time basis.

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

Copies of Company's Annual Reports on Fenn l0K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (www.intreorg.com) free of charge, within a week after we file same with the SEC or by sending a request for a paper copy to our outside securities counsel: Hunter Taubman Weiss LLP, 130 W. 42nd Street, Suite 1050, New York, NY 10036 (the information provided on our website at is not part of this Report).

ITEM l A.RISK FACTORS.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of $6,242,419 as of December 31, 2016. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOMINAL REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2016, we reported a net loss of $446,647. We had a working capital deficit of $3,048,671 at December 31, 2016. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

IF WE ARE UNABLE TO FILE OUR OUTSTANDING DELINQUENT PERIODIC REPORTS, OUR REGISTRATION MAY BE REVOKED AND WE MAY BE SUBJECT TO A TRADING SUSPENSION.

Due to capital constraints, we were not able to file timely all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency and will only be deficient with regards to our fiscal 2017 and 2018 reports following the filing of this Annual Report on Form 10-K for the year ended December 31, 2016. Although there can be no guarantee, we hope that by filing all the other delinquent reports we will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act. If the SEC initiates a 12(j) proceeding, our stock may be subject to a trading suspension pursuant to Section 12(k) of the Exchange Act. If the SEC initiates a 12(j) or 12(k) proceeding, it will significantly impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $3,057,671 at December 31, 2016, which includes $514,017 in accounts payable, $510,653 in accounts payable to related parties, $743,885 in accrued interest and other liabilities, $453,290 in accrued contingencies, $521,000 in notes payable which are past due and a revolving line of credit with a related party with an outstanding balance as of December 31, 2016 of $314,826. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2016 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

We rely on certain software that we acquire from third parties, including software that is used to perform key functions. These third party software licenses may not continue to be available on commercially reasonable terms, and the software may not be appropriately supported, maintained or enhanced by the licensors or manufacturers. The loss of licenses or access to, or inability to support, maintain and enhance any such software could result in increased costs, or in delays or reductions in product shipments until equivalent products can be developed, identified, licensed and integrated, which would likely harm our business.

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

A successful challenge to the ownership of our intellectual property could materially damage our business prospects. Our competitors may assert that our technologies or products infringe on their patents or proprietary rights. We may be required to obtain from other licenses that may not be available on commercially reasonable terms, if at all. Problems with intellectual property rights could increase the cost of our products or delay or preclude our new product development and commercialization. If infringement claims against us are deemed valid, we may not be able to obtain appropriate licenses on acceptable terms or at all. Litigation could be costly and time consuming but may be necessary to defend against infringement claims.

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

•Cause our customers to initiate product liability suits against us

•Increase our product development resources

•Cause customers to cancel orders or potential customers to purchase competitive products or services

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2016. During its evaluation, as of December 31, 2016 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

ITEM l B.UNRESOLVED STAFF COMMENTS.

Although this item is not applicable to smaller reporting companies like us, management believes it is important to disclose the following information to you.

Due to capital constraints, we were not able to timely file all of our periodic reports during the past three fiscal yers; however, we have been working towards resolving that deficiency. We informed the SEC that we shall file all outstanding delinquent reports on or before October 31, 2018. We hope that by filing all the other delinquent reports by such date and the outstanding 10-K soon thereafter, will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12G) of the Exchange Act.

ITEM 2.DESCRIPTION OF PROPERTY.

The company does not lease an office facility at this point. Our executive officers work out of their respective homes.

ITEM 3.LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

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

	High	Low
2015
First quarter ended March 31, 2015	0.38	0.22
Second quarter ended June 30, 2015	0.29	0.16
Third quarter ended September 30, 2015	0.19	0.07
Fourth quarter ended December 31, 2015	0.32	0.09

2016
First quarter ended March 31, 2016	0.79	0.35
Second quarter ended June 30, 2016	0.83	0.27
Third quarter ended September 30, 2016	0.72	0.34
Fourth quarter ended December 31, 2016	0.34	0.17

The last sale price of our common stock as reported on the OTC Pink Market was $0.55 on August 31, 2018. As of August 31, 2018, there were approximately 115 record owners of our common stock.

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

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company

ITEM 7.MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1 A. Risk Factors, Cautionary Notice Regarding Forward Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate, " "plan," "project," "continuing," "ongoing g," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward looking statements.

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

Recent Events

Going Concern

We have incurred accumulated losses of $6,251,640 as of December 31, 2016. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment m our company.

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

Results of Operations

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

During the years ended December 31, 2016 and 2015, we recognized $0.00 and $52,436 respectively of service revenue. We do not expect to recognize revenues from our operational activities in 2017, as the software has not been fully developed.

During the year ended December 31, 2016, we recognized operational expenses of $391,983, consisting of general and administrative expenses of $274,983 and consulting fees-related parties of $117,700, compared to operational expenses of $936,817 during the year ended December 31, 2015. The decrease of $544,834 or 58% was a result of the decrease in G&A expenses.

We expect that these expenses will increase during 2017 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2016, we recognized a net loss of $455,868 compared to $978,189 for the year ended December 31, 2015. The decrease of $522,321 or 53% was attributable to the decrease in revenues and G&A expenses.

Liquidity and Capital Resources

At December 31, 2016, we had a working capital deficit of $3,048,671. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

At December 31, 2016, we owe a total of $314,826 under the working capital line of credit.

Our balance sheet at December 31, 2016 includes $453,290 of accrued compensation. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2016 we have $521,000 principal amount and $423,120 of accrued but unpaid interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC ("Brech"), a related party, to provide access to funding for our operations. Under the terms of the 8% line of credit, we have access of up to $500,000. Advances under this line of credit were in abeyance for approximately 12 months, between August of 2011 and August of 2012; however, the line of credit is open again and we may take advances out pursuant to the terms summarized herein. On August 26, 2014, the line of credit was amended to decrease the conversion price to $0.25 per share

Interest accrues at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on the earlier of:

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

As of December 31, 2016, the Company owed JH Brech, a related party, $314,826 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is included in current liabilities as of December 31, 2016 and 2015. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of INTREorg Systems, Inc.

We have audited the accompanying balance sheets of INTREorg Systems, Inc. (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. INTREorg Systems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTREorg Systems, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2017 raise substantial doubt about its ability to continue as a going concern. The 2016 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

September 25, 2018

Item 8. Financial Statements.

INTREorg Systems, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$-	$-
Marketable securities	9,000	14,351
	-	-

Total Current Assets	9,000	14,351
TOTAL ASSETS	$9,000	$14,351

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$514,017	$511,248
Accounts payable and accrued interest - related parties	510,653	425,944
Accrued interest and other liabilities	743,885	607,550
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	314,826	597,754
Total Current Liabilities	3,057,671	3,116,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,114,260 and 15,067,807 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,848,845	2,441,345
Additional paid in capital	354,124	290,077
Accumulated other comprehensive income	-	(38,085)
Accumulated deficit	(6,251,640)	(5,795,772)
Total stockholders' deficit	(3,048,671)	(3,102,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,000	$14,351

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2016	2015
Revenues
Services revenues-related party	$-	$52,436

Total revenues	-	52,436

Operating expenses

Consulting Fees – related party	117,000	67,700
General and administrative expenses	231,547	869,117
Impairment of marketable securities	43,436	-
Total operating expenses	391,983	936,817

Other expense
Interest Expense	42,335	42,335
Interest expense- related party	21,550	51,473

Total other expense	63,885	93,808

Net loss	$(455,868)	$(978,189)

Net loss per share of common stock	$(0.03)	$(0.07)

Weighted average number of common shares outstanding	15,834,213	14,149,500

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss

	For the Years ended
	December 31,
	2016	2015

Net loss	$(455,868)	$(978,189)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	-	(38,085)
Total other comprehensive loss	-	(38,085)

Total comprehensive loss	$(455,868)	$(1,016,274)

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
Statements of Stockholders' Deficit
For the years ended December 31, 2016 and 2015

			Preferred A Stock # of Shares		Additional Paid in Capital $	Accumulated other Comprehensive Loss $
	Common Stock # of Shares	Amount $		Amount $			Accumulated Deficit $
								Totals $

Balance - December 31, 2014	13,114,872	1,881,944	-	-	254,744	-	(4,817,583)	(2,680,895)

Change in value of marketable securities	-	-	-	-	-	(38,085)	-	(38,085)
Options issued for Director fees	-	-	-	-	35,333	-	-	35,333
Common stock issued for consulting services	240,000	55,200	-	-	-	-	-	55,200
Common stock issued for settlement of liabilities	250,000	85,000	-	-	-	-	-	85,000
Cancellation of common stock issued for investor relations	864,935	265,826	-	-	-	-	-	265,826
Common Stock issued for web design	68,000	20,875	-	-	-	-	-	20,875
Common Stock issued for revolver	530,000	132,500	-	-	-	-	-	132,500
Net Loss	-	-	-	-	-	-	(978,189)	978,189
Balance - December 31, 2015	15,067,807	2,441,345	-		290,077	(38,085)	(5,795,772)	(3,102,435)

Options issued for Directors fees	-	-	-	-	64,047	-	-	64,047
Change in value of marketable securities	-	-	-	-	-	(10,476)	-	(10,476)
Permanent impairment of marketable securities	-	-	-	-	-	48,561	-	48,561
Cancellation of common stock issued for investor relations	(355,547)	-	-	-	-	-	-	-
Common Stock issued for consulting services	240,000	117,000	-	-	-	-	-	117,000
Common Stock issued for revolver	1,162,000	290,500	-	-	-	-	-	290,500
Net Loss	-	-	-	-	-	-	(455,868)	(455,868)
Balance - December 31, 2016	16,114,260	2,848,845	-	-	354,124	-	(6,289,725)	(3,048,671)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$(455,868)	$(978,189)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	181,047	377,234
Amortization and depreciation	-	12,500
Marketable securities received for services rendered	-	(52,436)
Loss on settlement of accounts payable	-	32,587
Impairment of marketable securities	43,436	-
Changes in operating assets and liabilities
Increase in accounts payables	2,769	67,583
Increase in accounts payable related party	84,709	227,204
Increase in accrued liabilities and other	136,335	139,530

Net Cash Flows Used by Operating Activities	(7,572)	(173,987)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	7,572	173,987

Net Cash Flows Provided by Financing Activities	7,572	173,987

Net Change in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable, debt and accrued interest	$290,500	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,048,671 at December 31, 2016. At December 31, 2016, the Company had an accumulated deficit of $6,251,640.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 1.ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

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

Marketable equity securities

As of December 31, 2016, the Company had earned 143,141 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and reevaluates such determination at each balance sheet date. The marketable equity securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company sold the securities in October 2017 for $9,000 on a private direct sale transaction. The Company determined that the loss on the marketable securities as of December 31, 2016 was permanent and wrote the investment down to market value based on the subsequent sale price and recognized the loss in the Statement of Operations for the year ended December 31, 2016

Fair Value of Financial Instruments

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 2.RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $117,000 and $67,700 for the years ending December 31, 2016 and 2015, respectively, related to this agreement.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 2.RELATED PARTY TRANSACTIONS (CONTINUED)

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note.

Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2016 and 2015 totaled $ 64,083 and $45,629, respectively. Interest expense related to the Line of Credit was $21,550 and $51,473 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, and December 31, 2015, the Company owed Brech $314,826 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2016 and December 31, 2015. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

Cicerone Consulting Agreement

As of December 31, 2016 and 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Board Compensation

On October 1, 2016, the Company granted Thomas Lindholm, a member of the board of directors, options to purchase 500,000 shares of the Company’s common stock at $.20 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2019 and had an estimated grant date fair value of $155,550, which is recognized in expense over the three-year vesting period.

On October 1, 2015, the Company granted Michael Farmer and Regie Green, members of the board of directors, options to purchase 600,000 shares of the Company’s common stock at $.15 per share and options to purchase 400,000 shares of the Company’s common stock at $.05 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2018 and had an estimated grant date fair value of $37,806, which is recognized in expense over the three-year vesting period.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 2.RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the years ended December 31, 2016 and 2015, the Company recognized an expense of $64,047 and $35,333, respectively, relating to these awards.

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

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,512. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $202,332 in unpaid consulting fees. During the years ended December 31, 2016 and 2015, the Company expensed $79,000 and $84,000, respectively in consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of December 31, 2016, and 2015, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of December 31, 2016and 2015 the Company had $76,876 accrued for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the years ended December 31, 2016 and 2015, the Company expensed $0 and $58,073, respectively in fees to PT Platinum.

NOTE 3.NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at December 31, 2016 and December 31, 2015 amounted to approximately $423,120 and $380,785, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.COMMITMENTS AND CONTINGENCIES.

At December 31, 2016 and December 31, 2015, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2016 or since, through the date of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 5.CAPITAL STOCK.

During 2016, PISA earned an aggregate of 240,000 shares related to the monthly compensation, valued at $117,000, the fair market value on the date of issuance. As of December 31, 2016, a total of 240,000 of these shares authorized, but not issued, are shown as outstanding as the issuance of such shares is deemed as a ministerial act.

During the year ended December 31, 2016 the Company cancelled the issuance of 355,547 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them.

During the year ended December 31, 2016 the Company issued 1,162,000 shares of common stock valued at $290,500 to pay off a portion of the revolver LOC.

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

On October 1, 2015, the Company granted Michael Farmer and Redgie Green, members of the board of directors, options to purchase 600,000 shares of the Company’s common stock at $.15 per share and options to purchase 400,000 shares of the Company’s common stock at $.05 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2018 and had an estimated grant date fair value of $37,806, which is recognized in expense over the three-year vesting period. The Company used the Black Scholes option model to value the option awards with the following assumptions: volatility – 243%; term – 3 years and discount rate - .92%.

On October 1, 2016, the Company granted Thomas Lindholm, a member of the board of directors, options to purchase 500,000 shares of the Company’s common stock at $.20 per share. 25% of the options vest each quarter until fully vested at the one-year anniversary of the day of grant. The options expire on September 30, 2019 and had an estimated grant date fair value of $155,550, which is recognized in expense over the three-year vesting period. The Company used the Black Scholes option model to value the option awards with the following assumptions: volatility – 242%; term – 3 years and discount rate - .92%.

Stock option expense of $64,047 and $35,333 was recorded during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was $176,418 of unrecognized stock option expense that will be recognized over the next 2.5 years.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 5.CAPITAL STOCK. (CONTINUED)

A summary of option activity for the years ended December 31, 2016 and 2015 are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance December 31, 2014	1,300,000	0.73	3.20	-
Granted	1,000,000.11		1.75	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance December 31, 2015	2,300,000	0.46	2.31	400,000
Granted	500,000.20		2.75
Balance December 31, 2016	2,800,000.41		1.67	70,000
Options exercisable at December 31, 2016	1,469,744.46		1.71	70,000

NOTE 6.INCOME TAXES.

The deferred tax asset as of December 31, 2016 and 2015 was approximately $1,102,000 and $947,000, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of December 31, 2016 and 2015 of $0. There is no income tax provision for either year due to the change in valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At December 31, 2016 the Company had an unused net operating loss carry over approximating $3,243,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2016 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment.

NOTE 7.SUBSEQUENT EVENTS

Board of Directors:

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 7.SUBSEQUENT EVENTS (CONTINUED)

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027.

Through September 15, 2018, the Company issued 586,545 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license.

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the existence of the material weaknesses as of December 31, 2016, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2016 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9 B.Other Information.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the name and ages of all directors and executive officers as of December 31, 2016

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

Name	Age	Position
Darren C. Dunckel	46	CEO and President
Redgie Green	62	Director
Michael Farmer	54	Director
Thomas E Lindholm	58	CEO and Director

Thomas E Lindholm. Mr. Lindholm is a senior corporate executive, a seasoned investment and merchant banker who has advised financial institutions such as commercial banks, investments banking firms, hedge funds, and commercial finance companies in areas such as asset/liability management, capital structure strategies, portfolio management, and underwriting policies. He has also managed and consulted several "small cap" publicly traded companies.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees. For these same reasons, we did not have any other separate committees during fiscal 2016; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert."

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
Mr. Farmer
Mr. Green

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

In 2007, our Board of Directors adopted a Code of Business Conduct which applies to our directors, officers, employees and representatives. The Code of Business Conduct sets forth guidelines for public communications, conflicts of interest policies, anti competitive activities, our policies regarding confidential and proprietary information, information on insider trading restrictions and policies regarding financial investments by the covered persons, and includes a code of ethics for our employees. In 2007 our Board also adopted a Code of Ethics that applies to our Board members and sets out our policies related to conflicts of interest, confidentiality, legal compliance, competition and corporate opportunities, and reporting illegal or unethical behavior. Lastly, in 2007 our Board also adopted a Code of Ethics for Financial Professionals which provides additional guidelines for our chief executive officer, chief financial officer, controller and any other person providing similar functions to us. Our codes of ethics are attached as exhibits to this Form and can be found on our website, www.intreorg.com. Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 556 Silicon Drive, Suite 103, Southlake, Texas 76092.

ITEM 11.EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2016 and 2015.

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

Executive and Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2016 and 2015:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Lindholm	-	-	-	-	-	-	20,000
Redgie Green	-	-	-	-	-	-	24,000
Michael Farmer	-	-	-	-	-	-	16,000

Compensation Policies and Practices as they Relate to Risk Management

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. The design of our compensation policies and practices encourages our employees to remain focused on both our short- and

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2016, we had 16,114,260 shares of Common Stock issued and outstanding and O shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2016 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of INTREorg Systems, Inc, 2600 East Southlake Blvd, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel		0%
Redgie Green	120,000	0.85%
Michael Farmer	820,000 (1)	5.82%
All officers and directors as a group (three persons)	940,000	6.68%

J.H. Brech, LLC	290,500	1.88%
Harry McMillan (2)	1,034,017	7.34%
C.E. McMillan Family Trust (2)(3)	1,034,017	7.34%

(1)Includes 700,000 shares held of record by JBK Management, LLC, an entity controlled by Mr. Fanner and over which he has voting and dispositive control of the shares of the Company's common stock held by such entity, 20,000 shares he received for his director services and l 00,000 options that have vested but whose strike price is lower than the current market price for our common stock.

(2)Includes 290,500 shares held by J.H. Brech, LLC ("JHB") and 770,000 shares held by Public Issuers Stock Analytics, LLC ("PISA"). McMillan, on behalf of the CE McMillan Family Trust (the "McMillan Trust"), is the manager of JHB, CCD and PISA (JHB, CCD and PISA are collectively referred to herein as the "Entities"). Mr. McMillan is the Trustee of the McMillan Trust, for the benefit of his wife and their children. McMillan, as trustee of the McMillan Trust and the McMillan Trust may each be deemed to beneficially own the shares of common stock beneficially owned by the Entities. Each disclaims beneficial ownership of such shares.

The McMillan Trust, which owns PISA, and McMillan, as Managing Member of PISA and trustee of the McMillan Trust, may each be deemed to beneficially own the shares of common stock owned by PISA. Each disclaims beneficial ownership of such shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	2,800,000	$.47	0
Plans not approved by shareholders:	0	n/a	n/a

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2016 involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $117,000 and $67,700 for the years ending December 31, 2016 and 2015, respectively, related to this agreement

Services revenues

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

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note. Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2016 and 2015 totaled $ 64,083 and $45,629, respectively. Interest expense related to the Line of Credit was $21,550 and $51,473 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, and December 31, 2015, the Company owed Brech $314,826 and $597,754, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2016 and December 31, 2015. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

Cicerone Consulting Agreement

As of December 31, 2016 and 2015, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2014 and 2015. The following table shows the fees that were billed for the audit and other services provided by this firm for 2014 and 2015.

	2016	2015
Audit Fees	$20,300	$20,300

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

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dated September 25, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO