Form 10-Q
period 2017-03-31
INTREorg SYSTEMS INC.
filed 2018-09-28
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Item1. FINANCIAL STATEMENTS.

INTREorg Systems, Inc.
Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash	$25	$-
Investment in common stock	9,000	9,000
Total Current Assets	9,025	9,000
TOTAL ASSETS	$9,025	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$515,453	$514,017
Accounts payable - related parties	517,163	510,653
Accrued interest and other liabilities	738,325	743,885
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	315,223	314,826
Total Current Liabilities	3,060,454	3,057,671

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding
	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,174,260 and 15,067,807 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively

	2,867,190	2,848,845

Additional paid in capital	379,070	354,124
Accumulated other comprehensive income (loss)	-	-
Accumulated deficit	(6,297,689)	(6,251,640)

Total stockholders' deficit	(3,051,429)	(3,048,671)
Total liabilities and stockholders’ deficit	$9,025	$9,000

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
General and administrative expenses	$29,399	$85,861
Interest Expense	10,439	10,439
Interest expense- related party	6,211	11,921
Total operating expenses	46,049	108,221
Loss on settlement of accounts payable	-	-
Net loss	$(46,049)	$(108,221)

Net loss per share of common stock	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	15,889,485	14,818,979

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss

	For the Three Months Ended March 31,
	2017	2016

Net loss	$(46,049)	$(108,221)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	-	(1,435)
Total other comprehensive loss	-	(1,435)

Total comprehensive loss	$(46,049)	$(109,656)

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(46,049)	$(108,221)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	43,291	48,633
Changes in operating assets and liabilities:
Increase in accounts payable	1,436	(15,068)
Increase in accounts payable related parties	6,510	50,527
Increase in accrued liabilities and other	(5,560)	22,438
Net Cash Flows Used by Operating Activities	(372)	(1,691)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities

Increase in related party revolving line of credit	397	1,791

Net Cash Flows Provided by Financing Activities	397	1,791

Net Change in Cash	25	100
Cash at Beginning of Period	-	-

Cash at End of Period	$25	$100

Supplemental Disclosure of Cash Flow Information
Conversion of Debt to Common Stock	$-	$62,500
Cash paid for interest
Cash paid for taxes	$-	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2017

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,051,429 at March 31, 2017. During the three-month period ended March 31, 2017, the Company did not generate any revenues. At March 31, 2017, the Company had an accumulated deficit of $6,297,689.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on September 25 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2016 as reported in Form 10-K have been omitted.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2017

(Unaudited)

NOTE 2. RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit")

As of March 31, 2017, and December 31, 2016, the Company owed Brech $315,223 and $314,826, respectively for amounts advanced to the Company for working capital expenses. The outstanding balance is past due and is classified as a current liability as of March 31, 2017 and December 31, 2016. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Accrued and unpaid interest on the Line of Credit at March 31, 2017 and December 31, 2016 totaled $70,293 and $64,083. Interest expense related to the Line of Credit was $6,211 and $11,922 for the periods ended March 31, 2017 and 2016, respectively.

Cicerone Consulting Agreement

As of March 31, 2017, and December 31, 2016, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

In addition, Mr. Dunckel is owed $202,332 in unpaid consulting fees as of March, 31, 2017. During the periods ending March 31, 2017 and 2016, the Company expensed $0.00 and $21,000, respectively in consulting fees to Mr. Dunckel. Mr. Dunckel was terminated as Chief Executive Officer and President in August 2016.

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $18,345 and $67,700 for the periods ending March 31, 2017 and 2016, respectively, related to this agreement.

Payable to shareholder

As of March 31, 2017, and December 31, 2016, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the three-month periods ended March 31, 2017 and 2016, there were no fees to PT Platinum.

Payable to former President and Chairman of the Board

As of March 31, 2017, and December 31, 2016, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

NOTE 3. NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at March 31, 2017 and December 31, 2016 amounted to $403,718 and $393,283, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2017

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES.

At March 31, 2017 and December 31, 2016, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of March 31, 2017 or since, through the date of these financial statements.

NOTE 5. CAPITAL STOCK.

During the quarter ended March 31, 2017, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 60,000 shares valued at the closing price as of the date of grant for a total of $18,345. While we have not issued the certificates for certain of these shares as of March 31, 2017, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2017. The shares have been issued as of the date of this Report.

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

During the three months ended March 31, 2017, no stock options were granted.

Stock option expense of $24,946 and $8,833 was recorded for the periods ended March 31, 2017 and 2016.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2017

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

On September 12, 2018, the Company issued 1,185,000 shares of common stock for $237,000

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three months ended March 31, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2016 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

In June 2015, we executed a contract to provide stock transfer analytics services to Radiant Oil and Gas ("Radiant"). One of our major shareholders and major creditor also provided a $750,000 line of credit to Radiant. In April 2015, the Company entered into a professional services agreement with Radiant to provide consulting services. In exchange for the consulting services, the Company will be awarded restricted common stock of Radiant each month. The number of shares awarded will be determined based on the 20-day moving average daily closing price of divided by $10,000, prorated for partial months.

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

Going Concern

We have incurred accumulated losses of $6,297,689 as of March 31, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

During the fiscal quarters ended March 31, 2017 and 2016, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended March 31, 2017, we recognized general and administrative expenses of $29,399 compared to $85,861 during the same quarter in 2016. The decrease of $56,462 was primarily due to a decrease in licensing fee expenses of $21,455 due to our lower stock price and a decrease in CEO expense of $21,000.

We expect these expenses will increase during 2017 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2017, we recognized a net loss of $46,049, compared to $108,221 for the same quarter in 2016. The decrease of $62,172 was attributable to lower operating expenses as stated above.

Liquidity and Capital Resources

Three Months Ended March 31, 2017 and 2016

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016

Net cash used in operating activities	$(372)	$(1,691)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$397	$1,791

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2017, we had a working capital deficit of $3,051,429 as compared to a working capital deficit of $3,048,671 at December 31, 2016. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $2,783 at March 31, 2017 from December 31, 2016 primarily related to net increase in accounts payable-related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. At March 31, 2017, we owe a total of $315,223 under the working capital line of credit.

Our balance sheet at March 31, 2017, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2017, we have $521,000 principal amount and $403,718 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2017 was $0 as compared to net cash used in operating activities of $1,691 for the period ending March 31, 2016. We did not generate or use any cash from investing activities during the three months ended March 31, 2017 and 2016. Cash flows provided by financing activities included an increase of $25 and $1,791 from a line of credit to a related party during the three months ended March 31, 2017 and 2016, respectively.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended March 31, 2017, the Company authorized the issuance of 60,000 shares valued at $18,345 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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

Dated: September 28, 2018

By: /s/Thomas E. Lindholm

Thomas E. Lindholm

President and CEO