Form 10-Q
period 2017-06-30
INTREorg SYSTEMS INC.
filed 2018-09-28
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock, no par value, issued and outstanding as of September 15, 2018 was 19,132,165. [   ]

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

ITEM 1.FINANCIAL STATEMENTS.

INTREorg Systems, Inc.
Balance Sheets
(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS

Current Assets:
Cash	$2	$-
Investment in common stock	9,000	9,000
TOTAL ASSETS	$9,002	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$515,574	$514,017
Accounts payable - related parties	523,142	510,653
Accrued interest and other liabilities	760,900	743,885
Accrued contingencies	453,290	453,290
Notes Payable	521,000	521,000
Revolving line of credit - related party	322,809	314,826
Total Current Liabilities	3,096,715	3,057,671

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none
issued & outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized
16,390,872 and 16,114,260 shares issued & outstanding at June 30, 2017
& December 31, 2016, respectively	2,880,310	2,848,845
Additional paid in capital	398,127	354,124
Accumulated other comprehensive income	-	-
Accumulated deficit	(6,366,150)	(6,251,640)
Total stockholders' deficit	(3,087,713)	(3,048,671)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,002	$9,000
The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Services revenues	$-	$-	$-	$-
Services revenues- related parties	-	-	-
Total revenues	-	-	-	-

General and administrative expenses	51,628	104,157	81,027	190,018
Interest expense	10,555	10,555	20,994	20,994
Interest expense- related party	6,278	6,416	12,489	18,337
Total operating expenses	68,461	121,128	114,510	229,349

Loss on settlement of accounts payable	-	-	-	-

Net loss	$(68,461)	$(121,128)	$(114,510)	$(229,349)

Net loss per share of common stock	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	16,174,260	15,978,518	16,144,426	15,612,774

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net Loss	$(68,461)	$(121,128)	$(114,510)	$(229,349)

Other comprehensive income (loss)
Unrealized gain on marketable securities classified
as available for sale	-	-	-	-
Unrealized loss on marketable securities- related
party classified as available for sale	-	(1,435)	-	(1,435)

Total other comprehensive loss	-	(1,435)	-	(1,435)

Total comprehensive loss	$(68,461)	$(122,563)	$(114,510)	$(230,784)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statement of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(114,510)	$(229,349)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	44,003	77,058
Stock compensation	31,465	27,118
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-
Increase in accounts payable	1,557	(3,509)
Increase in accounts payable related parties	12,489	77,265
Increase in accrued liabilities and other	17,015	44,999
Net Cash Flows Used by Operating Activities	(7,981)	(6,418)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	7,983	6,487
Net Cash Flows Provided by Financing Activities	7,983	6,487

Net Change in Cash	-	69

Cash at Beginning of Period	-	-

Cash at End of Period	$2	$69

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-
Cash paid for taxes	-	-
Stock issued in settlement of accounts payable and debt	-	290,500

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2017

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,087,713 at June 30, 2017. During the three-month period ended June 30, 2017, the Company generated no revenues. At June 30, 2017 the Company had an accumulated deficit of $6,366,150.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on September 25, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2016 as reported in Form 10-K have been omitted.

Summary of Significant Accounting Policies

Services revenues

The Company recognizes revenue when it is earned and when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred or service has been provided and the Company has no remaining obligations; the fee is fixed or determinable; and collectability is probable. The Company had no revenue for the six-month period ended June 30, 2017.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2017

(Unaudited)

NOTE 2. RELATED PARTY TRANSACTIONS.

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit")

As of June 30, 2017, and December 31, 2016, the Company owed Brech $322,809 and $314,826, respectively for amounts advanced to the Company for working capital expenses. The outstanding balance is past due and is classified as a current liability as of June 30, 2017 and December 31, 2016. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Accrued and unpaid interest on the Line of Credit at June 30, 2017 and December 31, 2016 totaled $76,572 and $63,939. Interest expense related to the Line of Credit was $12,489 and $18,337 for the periods ended June 30, 2017 and 2016, respectively.

Cicerone Consulting Agreement

As of June 30, 2017, and December 31, 2016, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

In addition, Mr. Dunckel is owed $202,332in unpaid consulting fees as of June, 30, 2017 and December 31, 2016, respectively. During the periods ending June 30, 2017 and 2016, the Company expensed $0and $42,000, respectively in consulting fees to Mr. Dunckel.

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $31,465 and $74,917 for the periods ending June 30, 2016 and 2015, respectively, related to this agreement.

Payable to shareholder

As of June 30, 2017, and December 31, 2016, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the six-month periods ended June 30, 2017 and 2016, there were no fees to PT Platinum.

Payable to former President and Chairman of the Board

As of June 30, 2017, and December 31, 2016, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

NOTE 3. NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at June 30, 2017 and December 31, 2016 amounted to $444,115 and $401,784, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2017

(Unaudited)

NOTE 4. COMMITMENTS AND CONTINGENCIES.

At June 30, 2017 and December 31, 2016, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The contingent amount is recorded as a contingent liability in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of June 30, 2017 or since, through the date of these financial statements.

NOTE 5. CAPITAL STOCK.

During the six-month period ended June 30, 2017, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three- and six-month period ended June 30, 2017 the Company recorded an expense of $31,465 and $18,345, respectively for the share grants.

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

During the six months ended June 30, 2017, no stock options were granted.

Stock option expense of $24,946 and $44,003 was recorded during the three and six-month period ended June 30, 2017.

NOTE 6. SUBSEQUENT EVENTS

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

Public Stock Issuer Analytics, Inc. (“PISA”):

On March 1, 2017, PISA License Agreement was extended to September 30, 2017. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Pursuant to the terms of the intellectual property license, the Company issued 586,545 shares through September 15, 2018 to Public Issuer Stock Analytics.

J.H. Brech Revolving 8% Credit Note:

The balance on the line of credit as of September 4, 2018 was $215,796.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2017

(Unaudited)

NOTE 6 SUBSEQUENT EVENTS (CONTINUED)

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

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and six months ended June 30, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2016 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Going Concern

We have incurred accumulated losses of $6,366,150 as of June 30, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of June 30, 2017, and December 31, 2016, the Company owed JH Brech, LLC (“Brech”), a related party, $322,809 and $314,826, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of June 30, 2017 and December 31, 2016. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to me. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

During the three and six months ended June 30, 2017, we recognized no revenues from operational activities.

During the fiscal quarter ended June 30, 2017, we recognized software licensing fees-related party of $31,465 as compared to $35,117 during the same quarter in 2016. The decrease of $3,652 or 10% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. General and administrative expenses were $49,562 compared to $190,018 during the same quarter in 2016. The decrease of $140,456 or 74% was primarily the result of a decrease in investor relations, legal and salaries expenses.

We expect that expenses will increase during 2017 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expenses- related party decreased $5,848 or 32% due to lower borrowings under our line of credit with Brech.

During the three months ended June 30, 2017, we recognized a net loss of $68,461 compared to $121,128 for the same quarter in 2016. The decrease of $52,667 was attributable to lower expenses described above.

Liquidity and Capital Resources

Six Months Ended June 30, 2017 and 2016

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30
	2017	2016
Net cash used in operating activities	$(7,981)	$(6,418)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	$7,983	$6,487

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2017, we had a working capital deficit of $6,366,150 as compared to a working capital deficit of $6,251,640 at December 31, 2016. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $39,044 at June 30, 2017 from December 31, 2016 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit.. Expenses were paid in common stock or were included in accounts payable which increased $1,557, accounts payable- related parties which increased $12,489 or accrued interest and other liabilities which increased $17,015. At June 30, 2017, we owe a total of $322,809 under the working capital line of credit.

Our balance sheet at June 30, 2017 and December 31, 2016, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2017, we have $521,000 principal amount and $444,115 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six-month period ending June 30, 2017 was $7,981 as compared to net cash used in operating activities of $6,418 for the six-month period ending June 30, 2016. We did not generate or use any cash from investing activities during the six months ended June 30, 2017 and 2016. Cash flows provided by financing activities included an increase of $7,986 and $6,487 from a line of credit to a related party during the six months ended June 30, 2017 and 2016, respectively.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the six months ended June 30, 2017, the Company authorized the issuance of 120,000 shares valued at $31,465 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

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