Form 10-Q
period 2017-09-30
INTREorg SYSTEMS INC.
filed 2018-09-28
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Item 1. Financial Statements.

Contents

Unaudited Balance Sheets at September 30, 2017 and December 31, 2016	5

Unaudited Statements of Operations for the three and nine months ended September 30, 2017 and 2016	6

Unaudited Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016	7

Unaudited Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	8

Unaudited Notes to Financial Statements	9

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$-	$-
Marketable securities	9,000	9,000

Total Current Assets	9,000	9,000

TOTAL ASSETS	$9,000	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$526,298	$514,017
Accounts payable - related parties	529,501	510,653
Accrued interest and other liabilities	783,606	743,885
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	322,809	314,826
Total Current Liabilities	3,136,504	3,057,671

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,694,260 and 16,114,260 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,893,739	2,848,845
Additional paid in capital	414,240	354,124
Accumulated other comprehensive income	-	-
Accumulated deficit	(6,435,483)	(6,251,640)
Total stockholders' deficit	(3,127,504)	(3,048,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,000	$9,000

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Services revenues-related party	$-	$-	$-	$-
		-		-
Total revenues	-	-	-	-

Operating expenses
Software licensing fees- related party	13,429	31,241	44,894	106,158
Salaries and wages	-	7,000	-	49,000
General and administrative expenses	38,875	26,077	88,437	99,178
Total operating expenses	52,304	64,318	133,331	254,336

Other expense
Interest Expense	10,670	10,670	31,664	31,664
Interest expense- related party	6,359	1,811	18,848	20,148
Loss on settlement of accounts payable	-	-	-	-
Total other expense	17,029	12,481	50,512	51,812

Net loss	$(69,333)	$(76,799)	$(183,843)	$(306,148)

Net loss per share of common stock	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	16,264,260	16,068,960	16,174,700	15,766,971

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(69,333)	$(76,799)	$(183,843)	$(306,148)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities classified as available for sale	-	(9,041)	-	(10,476)
Total other comprehensive income (loss)	-	(9,041)	-	(10,476)

Total comprehensive loss	$(69,333)	$(85,840)	$(183,843)	$(316,624)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(183,843)	$(306,148)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	105,010	147,401
Changes in operating assets and liabilities
Increase in accounts payables	12,281	1,130
Increase in accounts payable related party	18,848	83,007
Increase in accrued liabilities and other	39,721	67,669

Net Cash Flows Used by Operating Activities	(7,983)	(6,941)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	7,983	6,941

Net Cash Flows Provided by Financing Activities	7,983	6,941

Net Change in Cash	-	-

Cash at Beginning of Period	-	-

Cash at End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of debt and accounts payable	$-	$290,500

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2017

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,127,504 at September 30, 2017. At September 30, 2017, the Company had an accumulated deficit of $6,435,483.

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

Marketable equity securities

As of September 30, 2017, the Company earned 143,141 restricted common shares of Radiant Oil and Gas (“Radiant”) for services rendered (see note 2). The Company determines the appropriate balance sheet classification of its marketable securities at the time the shares are acquired and reevaluates such determination at each balance sheet date. The marketable equity securities are classified as current, available-for sale and carried at fair value, with the change in unrealized gains and losses reported as a separate component of other comprehensive income (loss) on the Statements of Comprehensive Loss and accumulated as a separate component of stockholders' equity on the balance sheets. The Company sold the securities in October 2017 for $9,000 in a private direct sale transaction.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2017

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

NOTE 2.RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $44,494 and $106,158 for the nine-month periods ending September 30, 2017 and 2016, respectively, related to this agreement.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2017

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

On August 25, 2014, we entered into an amendment of the Line of Credit agreement to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The maturity date of the agreement remained the same. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at September 30, 2017 and December 31, 2016 totaled $82,931and $62,681, respectively.

As of September 30, 2017, and December 31, 2016, the Company owed Brech $322,809 and $314,195, respectively for amounts advanced to the Company for working capital expenses. The balance is past due and is classified as a current liability as of September 30, 2017 and December 31, 2016. As of the date of this Report, Brech, has not declared a default on the Line of Credit and waived the loan defaults on March 2, 2017 through September 30, 2017.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

NOTE 2.RELATED PARTY TRANSACTIONS (CONTINUED)

Cicerone Consulting Agreement

As of September 30, 2017, and December 31, 2016, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for company reimbursable expenses, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

Payable to the Chief Executive Officer and President

Mr. Dunckel is owed $202,332 in unpaid consulting fees. During the nine months ended September 30, 2017 and 2016, the Company expensed no consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of September 30, 2017, and December 31, 2016, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of September 30, 2017, and December 31, 2016, the Company has accrued $76,876 and $76,876, respectively, for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the nine months ended September 30, 2017 and 2016, the Company expensed no fees to PT Platinum.

NOTE 3.NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at September 30, 2017 and December 31, 2016 amounted to approximately $454,786 and $423,120, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.COMMITMENTS AND CONTINGENCIES.

At September 30, 2017 and December 31, 2016, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of September 30, 2017 or since, through the date of these financial statements.

NOTE 5.CAPITAL STOCK.

During the nine-month period ended September 30, 2017, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics (PISA) pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three and nine-month period ended September 30, 2017 and 2016, the Company recorded an expense of $44,894 and $108,299, respectively for the share grants.

During the nine- month period ended September 30, 2017 the Company cancelled the issuance of 355,547 shares to an investor relations firm pursuant to the terms of the consulting agreement the Company maintains with them.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2017

(Unaudited)

NOTE 5.CAPITAL STOCK. (CONTINUED)

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

Stock option expense of $16,113and $60,116 was recorded during the three and nine-month period ended September 30, 2017.

During the nine months ended September 30, 2017, no stock options were granted.

NOTE 6.SUBSEQUENT EVENTS

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

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and nine months ended September 30, 2017 and 2016 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2016 including the financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

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

Going Concern

We have incurred accumulated losses of $6,435,483 as of September 30, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2016 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of September 30, 2017, and December 31, 2016, the Company owed JH Brech, LLC (“Brech”), a related party, $322,809 and $314,829, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of September 30, 2017 and December 31, 2016. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to time. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

During the three months ended September 30, 2017 and 2016, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended September 30, 2017, we recognized software licensing fees-related party of $13,429 as compared to $31,241 during the same quarter in 2016. The decrease of $17,812 or 57% was attributable to decrease in fair value of our stock issued to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. General and administrative expenses were $38,875 compared to $26,077 during the same quarter in 2016. The increase of $12,798 or 49% was primarily the result of higher professional fees.

We expect these expenses to increase during 2017 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended September 30, 2017, we recognized a net loss of $69,333, compared to $76,799 for the same quarter in 2016. The decrease of $7,466 was attributable to reduction in expenses described above.

For the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, we recognized no revenues from operational activities.

General and administrative expenses were $88,437 for the nine-month period ended September 30, 2017 compared to $99,178 during the comparable period in 2016. The decrease of $10,741 or 11% was primarily the result of lower licensing fees.

Interest expenses- related party decreased $1,300 or 5% due to payment of loan in Company stock.

During the Nine months ended September 30, 2017, we recognized a net loss of $183,843, compared to $306,148 for the same period in 2016. The decrease of $122,305 was attributable to lower expenses described above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2017 and 2016

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(7,983)	$(6,941)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$7,983	$6,941

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2017, we had a working capital deficit of $3,127,504 as compared to a working capital deficit of $3,048,671 at December 31, 2016. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $78,833 at September 30, 2017 from December 31, 2016 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and decreases under our revolving line of credit. The majority of our expenses were paid in common stock or were included in accounts payable which increased $12,281, accounts payable- related parties which increased $18,848, accrued interest and other liabilities which increased $39,721. At September 30, 2017, we owe a total of $322,809 under the working capital line of credit.

Our balance sheet at September 30, 2017 and December 31, 2016, includes $453,290 of accrued compensation from 2009 and prior.

At September 30, 2017, we have $521,000 principal amount and $454,786 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine-month period ending September 30, 2017 was $7,983 as compared to net cash used in operating activities of $6,941 for the nine-month period ending September 30, 2016. We did not generate or use any cash from investing activities during the nine months ended September 30, 2016 and 2017. Cash flows provided by financing activities included an increase of $7,983 and $6,941 from a line of credit to a related party during the nine months ended September 30, 2017 and 2016, respectively.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the nine-month period ended September 30, 2017, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date.

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

Dated September 28, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO