Form 10-K
period 2017-12-31
INTREorg SYSTEMS INC.
filed 2018-09-28
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number

INTREorg Systems, Inc.

(Exact name of registrant as specified in its charter)

Texas	45-0526215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366

Southlake, TX 76092

Registrant’s telephone number, including area code: (817)-313-5005

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

Unless specifically set forth to the contrary, when used in this Report the terms "INTREorg," "we"", "our", the "Company" and similar terms refer to INTREorg Systems, Inc., a Texas corporation. In addition, when used herein and unless specifically set forth to the contrary, "2017" refers to the year ended December 31, 2017, and "2016" refers to the year ended December 31, 2016.

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

Market Trading Analysis for Publicly Traded Companies.

We have been exploring consulting services for publicly traded companies focusing on data and information regarding their shareholder base and trading activities. There have been preliminary meetings with possible vendors, clients and data providers, but no formal or definitive agreements (other than those described herein) have been executed as of the date of this filing. Since January 1, 2011, we have focused on obtaining the licensing for software from PISA (as further described below), which is crucial for providing the consulting services we intend to offer and for researching the viability of pricing structures within the industry.

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

Employees

As of December 31, 2017, we had one full time employee. Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed, part-time basis.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have resulted in accumulated deficit of $6,581,897 as of December 31, 2017. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we begin reporting generating revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE HAVE NOMINAL REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2017, we reported a net loss of $330,257. We had a working capital deficit of $3,181,089 at December 31, 2017. We have not yet begun generating revenue from our operations and are dependent upon a line of credit or other informal advances from a related party to pay our operating expenses and the continued development of our business plan. There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

IF WE ARE UNABLE TO FILE OUR OUTSTANDING DELINQUENT PERIODIC REPORTS, OUR REGISTRATION MAY BE REVOKED AND WE MAY BE SUBJECT TO A TRADING SUSPENSION.

Due to capital constraints, we were not able to file timely all of our periodic reports during the past three fiscal years; however, we have been working towards resolving that deficiency and will only be deficient with regards to our fiscal 2018 reports following the filing of this Annual Report on Form 10-K for the year ended December 31, 2017. Although there can be no guarantee, we hope that by filing all the other delinquent reports we will prevent the SEC from initiating an administrative proceeding to revoke our registration under the Securities Exchange Act of 1934 (the "Exchange Act") pursuant to Section 12(j) of the Exchange Act. If the SEC initiates a 12(j) proceeding, our stock may be subject to a trading suspension pursuant to Section 12(k) of the Exchange Act. If the SEC initiates a 12(j) or 12(k) proceeding, it will significantly impair our ability to raise additional financings, could force us to expend significant financial resources to defend ourselves, could divert the attention of our management from our core business and could harm our reputation.

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

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $3,181,189 at December 31, 2017, which includes $544,608 in accounts payable, $535,839 in accounts payable to related parties, $800,656 in accrued interest and other liabilities, $453,290 in accrued contingencies, $521,000 in notes payable which are past due and a revolving line of credit with a related party with an outstanding balance as of December 31, 2017 of $325,796. We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable. Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

WE ARE DELINQUENT IN OUR TAX FILINGS.

We failed to file federal tax returns for the fiscal years ended December 31, 2009 through 2017 and they are open for review by the various tax jurisdictions. We are also required to file Franchise Tax Reports in Texas and we have filed all the required tax forms in Texas. We cannot assure you that we will not incur fines and penalties for failure to file such our federal tax returns.

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

We currently license technology from a related party, but intend to license additional technologies from other third parties in the future. The loss of, our ability to maintain, or changes in material terms of these licenses could result in increased cost or delayed sales of our software and services, or may cause us to remove features from our products or services. We anticipate that we will continue to license technology from third parties in the future. This technology may not continue to be available on commercially reasonable terms, if at all. The impairment of these third-party relationships, especially if this impairment were to occur in unison, could result in delays in the delivery of our software and services until equivalent technology, if available, is identified, licensed and integrated. This delay could adversely affect our operating results and financial condition.

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

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in our Annual Report on Form 10-K for the two-years ended December 31, 2017 and 2016, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2017. During its evaluation, as of December 31, 2017 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in our annual report on Form 10-K for the years then ended. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

	High	Low
2016
First quarter ended March 31, 2016	0.79	0.35
Second quarter ended June 30, 2016	0.83	0.27
Third quarter ended September 30, 2016	0.72	0.34
Fourth quarter ended December 31, 2016	0.34	0.17

2017
First quarter ended March 31, 2017	0.40	0.19
Second quarter ended June 30, 2017	0.26	0.13
Third quarter ended September 30, 2017	0.26	0.12
Fourth quarter ended December 31, 2017	0.29	0.13

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

ITEM 6.SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company

ITEM 7.MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2017 and 2016 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1 A. Risk Factors, Cautionary Notice Regarding Forward Looking Statements and Business sections in this Form 10-K. We use words such as "anticipate," "estimate, " "plan," "project," "continuing," "ongoing g," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward looking statements.

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

Recent Events

Going Concern

We have incurred accumulated losses of $6,581,897 as of December 31, 2017. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment m our company.

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

Results of Operations

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

During the years ended December 31, 2017 and 2016, we recognized no service revenue. We do not expect to recognize revenues from our operational activities in 2018, as the software has not been fully developed.

During the year ended December 31, 2017, we recognized operational expenses of $262,736, consisting of general and administrative expenses of $203,406 and consulting fees-related parties of $59,330, compared to operational expenses of $391,983 during the year ended December 31, 2016. The decrease of $129,247 or 33% was a result of the decrease in general and administrative expenses of $71,577 and $57,670 in consulting expenses.

We expect that these expenses will increase during 2018 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the year ended December 31, 2017, we recognized a net loss of $330,257 compared to $455,686 for the year ended December 31, 2016. The decrease of $125,429 or 28% was attributable lower expenses noted above.

Liquidity and Capital Resources

At December 31, 2017, we had a working capital deficit of $3,181,089. Historically, we have relied upon debt funding, advances and loans from related parties to fund our cash needs.

At December 31, 2017, we owe a total of $325,796 under the working capital line of credit.

Our balance sheet at December 31, 2017 includes $453,290 of accrued compensation. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At December 31, 2017 we have $521,000 principal amount and $465,456 of accrued but unpaid interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

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

As of December 31, 2017, the Company owed JH Brech, a related party, $325,796 for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is included in current liabilities as of December 31, 2017 and 2016. As of the date of this Report, J.H. Brech, LLC has not declared a default on the Line of Credit.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INTREorg Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of INTREorg Systems, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ LBB & Associates Ltd. LLP

We have served as the Company's auditor since 2011.

Houston, Texas

September 28, 2018

Item 8. Financial Statements.

INTREorg Systems, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$100	$-
Marketable securities	-	9,000
	-	-

Total Current Assets	100	9,000
TOTAL ASSETS	$100	$9,000

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$544,608	$514,017
Accounts payable and accrued interest - related parties	535,839	510,653
Accrued interest and other liabilities	800,656	743,885
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	325,796	314,826
Total Current Liabilities	3,181,189	3,057,671

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,624,260 and 16,114,260 shares issued and outstanding at December 31, 2017 and 2016, respectively	2,970,455	2,848,845
Additional paid in capital	430,353	354,124
Accumulated other comprehensive income	-	-
Accumulated deficit	(6,581,897)	(6,251,640)
Total stockholders' deficit	(3,181,089)	(3,048,671)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$9,000

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

	For the Years Ended
	December 31,
	2017	2016
Revenues
Services revenues-related party	$-	$-

Total revenues	-	-

Operating expenses

Consulting Fees – related party	59,330	117,000
General and administrative expenses	203,406	231,547
Impairment of marketable securities	-	43,436
Total operating expenses	262,736	391,983

Other expense
Interest Expense	42,335	42,335
Interest expense- related party	25,186	21,550

Total other expense	67,521	63,885

Net loss	$(330,257)	$(455,868)

Net loss per share of common stock	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	16,218,150	15,824,213

The accompanying notes are an integral part of these financial statements.

INTREorg SYSTEMS, INC.
Statements of Stockholders' Deficit
For the years ended December 31, 2017 and 2016

			Preferred A Stock # of Shares		Additional Paid in Capital $	Accumulated other Comprehensive Loss $
	Common Stock # of Shares	Amount $		Amount $			Accumulated Deficit $
								Totals $

Balance - December 31, 2015	15,067,807	2,441,345	-	-	290,077	(38,085)	(5,795,772)	(3,102,435)

Change in value of marketable securities	-	-	-	-	-	(10,476)	-	(10,476)
Options issued for Director fees	-	-	-	-	64,047	-	-	64,047
Permanent impairment of Marketable securities	-	-	-	-	-	48,561	-	48,561
Cancellation of common stock issued for investor relations	(355,547)	-	-	-	-	-	-	(355,547)
Common Stock issued for licensing agreement-related party	240,000	117,000	-	-	-	-	-	357,000
Common Stock issued for revolver	1,162,000	290.500	-	-	-	-	-	1,425,500
Net Loss	-	-	-	-	-	-	(455,868)	(455,868)
Balance - December 31, 2016	16,114,260	2,848,845	-		354,124	-	(6,251,640)	(3,048,671)

Options issued for Directors fees	-	-	-	-	76,229	-	-	76,229
Common Stock issued for licensing agreement- related party	240,000	59,330	-	-	-	-	-	59,330
Common stock for accrued director fees	170,000	34,000	-	-	-	-	-	34,000
Common Stock issued for director fees	100,000	28,280	-	-	-	-	-	28,280
Net Loss	-	-	-	-	-	-	(330,257)	(330,257)
Balance - December 31, 2017	16,624,260	2,970,455	-	-	430,353	-	(6,581,897)	(3,181,089)

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities
Net Loss	$(330,257)	$(455,868)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	163,839	181,047
Impairment of marketable securities	-	43,436
Changes in operating assets and liabilities
Increase in accounts payables	30,591	2,769
Increase in accounts payable related party	25,186	84,709
Increase in accrued liabilities and other	90,771	136,335
Net Cash Flows Used by Operating Activities	(19,870)	(7,572)

Cash flows from investing activities
Proceeds from sale of marketable securities	9,000	-
Net Cash Flows Provided (Used) by Investing Activities	9,000	-

Cash Flows from Financing Activities
Proceeds from related party revolving line of credit	10,970	7,572
Net Cash Flows Provided by Financing Activities	10,970	7,572

Net Change in Cash	100	-

Cash at Beginning of Period	-	-

Cash at End of Period	$100	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of accounts payable, debt and accrued interest	$34,000	$290,500

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,181,089 at December 31, 2017. At December 31, 2017, the Company had an accumulated deficit of $6,581,897.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 1.ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (CONTINUED)

Recent Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018 and it is not expected to have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance on when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

•The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified

•The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified

•The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements

NOTE 2.RELATED PARTY TRANSACTIONS

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $59,330 and $117,000 for the years ending December 31, 2017 and 2016, respectively, related to this agreement. On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027.

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

Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2017 and 2016 totaled $ 89,269 and $64,083, respectively. Interest expense related to the Line of Credit was $25,186 and $21,550 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, and December 31, 2016, the Company owed Brech $325,796 and $314,826, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2017 and December 31, 2016. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of December 31, 2017, and 2016, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

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

During the years ended December 31, 2017 and 2016, the Company recognized expense of $76,229 and $64,047, respectively, relating to these awards.

Payable to the Chief Executive Officer and President

On February 3, 2014, Darren Dunckel paid certain legal, accounting and other invoices on behalf of the Company aggregating $33,512. Such advances have not been repaid and are included in accounts payable- related parties. In addition, Mr. Dunckel is owed $202,332 in unpaid consulting fees. During the years ended December 31, 2017 and 2016, the Company expensed $0 and $79,000, respectively in consulting fees to Mr. Dunckel.

Payable to former President and Chairman of the Board

As of December 31, 2017, and 2016, the Company has a payable of $86,000 to a former President and Chairman of the Board for consulting services rendered in prior years.

Payable to shareholder

As of December 31, 2017, and 2016 the Company had $76,876 accrued for accounting services from a shareholder, PT Platinum. This amount is included in accounts payable-related parties. During the years ended December 31, 2017 and 2016, the Company expensed no fees to PT Platinum.

NOTE 3.NOTES PAYABLE

The Company’s notes payable totaling $521,000 bear interest at 6% to 10% per annum. Accrued and unpaid interest at December 31, 2017 and December 31, 2016 amounted to approximately $465,456 and $423,120, respectively, and is included with accrued interest and other liabilities in the accompanying financial statements. All of the Company’s notes payable are past due and in default.

NOTE 4.COMMITMENTS AND CONTINGENCIES.

At December 31, 2017 and December 31, 2016, management estimates there is a potential liability of $453,290 related to the operations under the former management of the Company. The amount is recorded as an accrued compensation in the accompanying financial statements and relates primarily to compensation in years prior to 2009. Management is not aware of any pending or threatened litigation involving the Company as of December 31, 2017 or since, through the date of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 5.CAPITAL STOCK.

During 2017, PISA earned an aggregate of 240,000 shares related to the monthly compensation, valued at $53,595, the fair market value on the date of issuance. As of December 31, 2017, a total of 60,000 of these shares authorized, but not issued, are shown as outstanding as the issuance of such shares is deemed as a ministerial act.

During 2017, $34,000 in accrued director fees were converted to 170,000 shares of common stock.

During 2017, 100,000 shares of common stock were issued for director fees of $28,280.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 5.CAPITAL STOCK. (CONTINUED)

A summary of option activity for the years ended December 31, 2017 and 2016 are presented below:

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance December 31, 2015	2,300,000	0.73	3.20	-
Granted	500,000.11		1.75	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance December 31, 2016	2,800,000	0.46	2.31	400,000
Expired	(300,000)	2.33	-	-
Balance December 31, 2017	2,500,000.41		.83	90,000
Options exercisable at December 31, 2017	1,500,000.18		1.08	90,000

Stock option expense of $76,229 and $64,047 was recorded during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $100,189 of unrecognized stock option expense that will be recognized over the next two years.

NOTE 6.INCOME TAXES.

The deferred tax asset as of December 31, 2017 and 2016 was approximately $750,394 and $1,102,660, respectively, offset by valuation allowances of the same amount resulting in a deferred tax asset of December 31, 2017 and 2016 of $0. There is no income tax provision for either year due to the change in valuation allowance. The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance. At December 31, 2017 the Company had an unused net operating loss carry over approximating $3,573,000 that is potentially available to offset future taxable income, it expires beginning 2026.

The Company has not filed its Federal tax returns for 2009-2017 and could be subject to penalty for its delinquency. Additionally, the availability of its net operating loss may be subject to adjustment.

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

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 7.SUBSEQUENT EVENTS (CONTINUED)

Public Stock Issuer Analytics, Inc. (“PISA”):

Through September 15, 2018, the Company issued 180,000 shares to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license.

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

ITEM 9A.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2017 due to the existence of the material weaknesses as of December 31, 2017, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Material Weaknesses in Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial closing process for the December 31, 2017 fiscal year and although we have been implementing the remediation plan described below, the deficiencies have not yet been fully resolved.

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

Other than as described above, there have been no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9 B.Other Information.

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the name and ages of all directors and executive officers as of December 31, 2017

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

Name	Age	Position
John M. Devlin Jr.	71	Director
Redgie Green	62	Director
Michael Farmer	54	Director
Thomas E Lindholm	58	CEO and Director

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

John M. Devlin Jr. has over 30 years of experience in dealing with public companies and management. Mr. Devlin has served as Managing Director of Curragh Capital Advisors, LLC, since October 2011. He is responsible for capital formation, due diligence, risk management, Value-Added Tax recovery programs, Foreign Exchange transactions for Universities, and consultancy services with clients in financial, technology, and manufacturing environments. Mr. Devlin has also served on the Board of Directors of IntreOrg, Inc., a marketing and stock analysis company, since November, 2017.Since October, 2011, John M. Devlin, Jr., has served on the Board of Directors, and is Chair of the Audit Committee for Spindle Mobile, Inc., a start-up mobile payment platform company. From March 2009 through March, 2014, Mr. Devlin was a Member, Board of Directors: Ad Mobile and Media Communications Technology and Intellectual Property for Hipcricket, Inc. Mr. Devlin also served as Chair: Audit Committee, member, Compensation Committee.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees. For these same reasons, we did not have any other separate committees during fiscal 2017; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert."

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

ITEM 11.EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made but for the fact that the individual was not serving as an executive officer of our company at December 31, 2017, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2017 and 2017.

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

Executive and Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2017 and 2016:

2016

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Lindholm	-	-	-	-	-	-	20,000
Redgie Green	-	-	-	-	-	-	24,000
Michael Farmer	-	-	-	-	-	-	16,000

2017

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Thomas Lindholm	-	-	-	-	-	-	77,465
Redgie Green	-	-	-	-	-	-	4,000
Michael Farmer	-	-	-	-	-	-	16,000
John M. Devlin, Jr	-	-	-	-	-	-	14,815

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

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of December 31, 2016 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of December 31, 2017, we had 16,624,260 shares of Common Stock issued and outstanding and no shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days of December 31, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of December 31, 2017 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	2,500,000	$.83	0
Plans not approved by shareholders:	0	n/a	n/a

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

Licensing Agreement

On October 30, 2012, the Company entered in to an Intellectual Property License and Consulting Agreement with Public Issuer Stock Analytics, LLC (PISA) a Texas Limited Liability Corporation, whose managing member is a shareholder, granting the Company an exclusive license to develop and use the Licensed Technology and to fully exploit the Licensed Technology by selling products and/or services. Upon signing of the agreement, the company paid PISA 250,000 shares of restricted common stock and thereafter and until the second anniversary 20,000 shares monthly of restricted common stock monthly and 1% of the gross sales of products and/or services. Thereafter and until the third anniversary, 20,000 shares monthly of restricted common stock and 2% of Gross Sales of products and/or services. Following the third anniversary, 20,000 shares monthly of restricted common stock and 3% of Gross Sales. The Company expensed $117,000 and $67,700 for the years ending December 31, 2017 and 2016, respectively, related to this agreement

Line of Credit

On June 19, 2011, the Company entered into a revolving line of credit with J.H. Brech, LLC (“Brech”); a related party, to provide access to fund our operations (the "Line of Credit"). Under the terms of the 8% Line of Credit, we have access of up to $500,000. Advances under this Line of Credit were in abeyance for approximately 12 months from August of 2011 to August of 2012; however, the Line of Credit is open again and we may take advances out pursuant to the terms summarized herein. On August 26, 2014, the line of credit was amended to decrease the conversion price to $0.25 per share.

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

The Company may prepay the note at any time without penalty. Upon an event of default, Brech has the right to accelerate the note. Events of default include:

•our failure to pay the interest and principal when due,

•a default by us under the terms of the note,

•appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,

•a liquidation of our company or a sale of all or substantially all of our assets, or

•a change of control of our company as defined in the note.

On August 25, 2014, we entered into an amendment to the Line of Credit to provide that the conversion price shall be revised from $1.00 per share to $0.25 per share. The parties also acknowledged and agreed that no payment of principal of the Line of Credit has been made and received, and accordingly, the amended conversion price applies to both the interest and principal of the Line of Credit. Accrued and unpaid interest on the Line of Credit at December 31, 2017 and 2016 totaled $89,269 and $64,083, respectively. Interest expense related to the Line of Credit was $25,186 and $21,550 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, and December 31, 2016, the Company owed Brech $325,796 and $314,826, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was not amended. The balance is past due and is classified as a current liability as of December 31, 2017 and December 31, 2016. As of the date of this Report, Brech, has not declared a default on the Line of Credit.

Cicerone Consulting Agreement

As of December 31, 2017, and 2016, Cicerone Corporate Development, LLC ("Cicerone") is owed $29,946 for reimbursable expenses on behalf of the Company, under the terms of the Company's 2011 consulting agreement with Cicerone, which was terminated in 2011.

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

Subsequently Messrs. Green and Farmer have left the Board. In 2018 Mr. Richard Nummi and Mr. Robert Flynn joined the Board as independent directors.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2016and 2017. The following table shows the fees that were billed for the audit and other services provided by this firm for 2014 and 2015.

	2017	2016
Audit Fees	$20,300	$20,300

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