Form 10-K/A
period 2017-12-31
INTREorg SYSTEMS INC.
filed 2018-10-03
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to INTREorg Systems, Inc.’s annual report on Form 10–K for the period ended December 31, 2017, filed with the Securities and Exchange Commission on September 28, 2018 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

Dated October 3, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO