Form 10-Q
period 2018-03-31
INTREorg SYSTEMS INC.
filed 2018-10-09
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock, no par value, issued and outstanding as of September 30, 2018 was 18,678,978.

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

Item1. FINANCIAL STATEMENTS.

Contents

Balance Sheets at March 31, 2018 and December 31, 2017 (Unaudited)	5

Unaudited Statements of Operations for the three months ended March 31, 2018 and 2017	6

Unaudited Statements of Cash Flows for the three months ended March 31, 2018 and 2017	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.
Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash	$-	$100
Total Current Assets	-	100
TOTAL ASSETS	$-	$100

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$547,049	$544,608
Accounts payable - related parties	545,962	535,839
Accrued interest and other liabilities	854,556	800,656
Accrued contingencies	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	325,796	325,796
Total Current Liabilities	3,247,653	3,181,189

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding
	-	-
Common Stock, no par value; 100,000,000 shares authorized 16,734,260 and 16,624,260 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively

	2,987,350	2,970,455
Additional paid in capital	446,466	430,353
Accumulated deficit	(6,681,469)	(6,581,897)

Total stockholders' deficit	(3,247,653)	(3,181,089)
Total liabilities and stockholders’ deficit	$-	$100

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
General and administrative expenses	$82,923	$29,399
Operating Loss	(82,923)	(29,399)

Other Expense
Interest Expense	10,439	10,439
Interest expense- related party	6,210	6,211
Total other expenses	16,649	16,650
Net loss	$(99,572)	$(46,049)

Net loss per share of common stock	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	16,634,260	15,889,485

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(99,572)	$(46,049)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	33,008	43,291
Changes in operating assets and liabilities:
Increase in accounts payable	1,354	1,436
Increase in accounts payable related parties	11,210	6,510
Increase in accrued liabilities and other	53,900	(5,560)
Net Cash Flows Used by Operating Activities	(100)	(372)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Increase in related party revolving line of credit	-	397
Net Cash Flows Provided by Financing Activities	-	397

Net Change in Cash	(100)	25
Cash at Beginning of Period	100	-

Cash at End of Period	$-	$25

Supplemental Disclosure of Cash Flow Information
Cash paid for interest
Cash paid for taxes	$-	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2018

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,247,653 at March 31, 2018. During the three-month period ended March 31, 2018, the Company did not generate any revenues. At March 31, 2018, the Company had an accumulated deficit of $6,681,469.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on September 28 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2017 as reported in Form 10-K have been omitted.

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

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements

INTREORG SYSTEMS, INC.

Notes to the Financial Statements March 31, 2018

(Unaudited)

NOTE 2. CAPITAL STOCK

During the quarter ended March 31, 2018, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants aggregated 60,000 shares valued at the closing price as of the date of grant for a total of $9,895. While we have not issued the certificates for certain of these shares as of March 31, 2018, the issuance of the certificate is considered a ministerial act and we have reflected these shares as issued and outstanding at March 31, 2018. The shares have been issued as of the date of this Report.

On March 13, 2018, Mr. Robert Flynn was appointed to the Board as Director, Secretary and Treasurer. Mr. Flynn was issued 50,000 shares of common stock upon appointment to the Board. A copy of the Director Agreement attached hereto as an exhibit.

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

During the three months ended March 31, 2018, no stock options were granted.

Stock option expense of $16,113 and $24,946 was recorded for the periods ended March 31, 2018 and 2017.

NOTE 3. SUBSEQUENT EVENTS

Board of Directors:

On June 27, 2018, the Company named Mr. Richard M. Nummi, Director and Chairman of the Executive Compensation Committee. Subject to vesting requirements, the Company granted 50,000 shares of common stock to Mr. Nummi on the date of this agreement.

Management:

On October 1, 2016, Mr. Thomas E. Lindholm was named interim Chief Executive Officer and executive director to act as the company’s sole officer until a new executive officer could be hired. On March 13, 2018, Mr. Robert Flynn was named Vice President / General Counsel. Messrs. Lindholm and Flynn entered into management consulting agreements for one year. 599,718 shares were issued to Messrs. Lindholm and Flynn on April 3, 2018 related to these agreements.

Public Stock Issuer Analytics, Inc. (“PISA”):

On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Pursuant to the terms of the intellectual property license, the Company issued 60,000 shares through September 30, 2018 to Public Issuer Stock Analytics.

J.H. Brech Revolving 8% Credit Note:

The balance on the line of credit as of September 30, 2018 was $225,556.

Other:

During September 2018, the Company issued 1,235,000 shares of common stock for $247,000.

Item 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three months ended March 31, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2017 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Going Concern

We have incurred accumulated losses of $6,681,469 as of March 31, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

For the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

During the fiscal quarters ended March 31, 2018 and 2017, we did not recognize any revenue from our operational activities.

During the fiscal quarter ended March 31, 2018, we recognized general and administrative expenses of $82,923 compared to $29,399 during the same quarter in 2017. The increase of $53,524 was primarily due to an increase in director’s fee expenses of $23,000 and an increase in CEO expense of $30,000.

We expect these expenses will increase during 2018 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

During the three months ended March 31, 2018, we recognized a net loss of $99,572, compared to $46,049 for the same quarter in 2017. The increase of $53,523 was attributable to higher operating expenses as stated above.

Liquidity and Capital Resources

Three Months Ended March 31, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017

Net cash used in operating activities	$(100)	$(372)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$-	$397

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2018, we had a working capital deficit of $3,247,653 as compared to a working capital deficit of $3,181,189 at December 31, 2017. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $66,464 at March 31, 2018 from December 31, 2017 primarily related to net increase in accounts payable-related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. At March 31, 2018, we owe a total of $325,796 under the working capital line of credit.

Our balance sheet at March 31, 2018, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At March 31, 2018, we have $521,000 principal amount and $475,896 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the three months ending March 31, 2018 was $100 as compared to net cash used in operating activities of $372 for the period ending March 31, 2017. We did not generate or use any cash from investing activities during the three months ended March 31, 2018 and 2017.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the quarter ended March 31, 2018, the Company authorized the issuance of 60,000 shares valued at $9,895 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

On March 13, 2018, Mr. Robert Flynn was appointed to the Board as Director, Secretary and Treasurer. Mr. Flynn was issued 50,000 shares of common stock upon appointment to the Board. A copy of the Director Agreement is attached hereto as an exhibit.

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

Dated: October 9, 2018

By: /s/Thomas E. Lindholm

Thomas E. Lindholm

President and CEO