Form 10-K/A
period 2017-12-31
INTREorg SYSTEMS INC.
filed 2018-10-10
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A 2

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

The purpose of this Amendment No. 2 on Form 10–K/A to , Inc.’s annual report on Form 10–K for the period ended December 31, 2017, filed with the Securities and Exchange Commission on September 28, 2018 (the “Form 10–K”), is solely to add a paragraph to the opinion that was inadvertently omitted regarding the going concern matter. This does not change the going concern disclosure that is included in footnote 1 to the financial statements. No other changes have been made to the Form 10-K or Amendment No. 1 thereto.

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

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated October 9, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO