Form 10-Q
period 2018-06-30
INTREorg SYSTEMS INC.
filed 2018-10-10
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock, no par value, issued and outstanding as of September 28, 2018 was 18,678,978.

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

ITEM 1.FINANCIAL STATEMENTS.

Contents

Unaudited Balance Sheets at June 30, 2018 and December31, 2017	5

Unaudited Statements of Operations for the three and six months ended June 30, 2018 and 2017	6

Unaudited Statements of Cash Flows for the six months ended June 30, 2018 and 2017	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.
Balance Sheets
(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS

Current Assets:
Cash	$34,877	$100
Investment in common stock	-	-
TOTAL ASSETS	$34,877	$100

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$537,359	$544,608
Accounts payable - related parties	562,962	535,839
Accrued interest and other liabilities	862,236	800,656
Accrued contingencies	453,290	453,290
Notes Payable	521,000	521,000
Revolving line of credit - related party	315,796	325,796
Total Current Liabilities	3,252,643	3,181,189

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none
issued & outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized
17,171,507 and 16,624,260 shares issued & outstanding at June 30, 2018
& December 31, 2017, respectively	3,124,702	2,970,455
Additional paid in capital	462,579	430,353
Accumulated deficit	(6,805,047)	(6,581,897)
Total stockholders' deficit	(3,217,766)	(3,181,089)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,877	$100
The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Services revenues	$-	$-	$-	$-
Services revenues- related parties	-	-	-
Total revenues	-	-	-	-

General and administrative expenses	107,110	51,628	190,033	81,027

Operating Loss	(107,110)	(51,628)	(190,033)	(81,027)

Other expense
Interest expense	10,555	10,555	20,994	20,994
Interest expense- related party	5,913	6,278	12,123	12,489
Total other expenses	16,468	16,833	33,117	33,483

Net loss	$(123,578)	$(68,461)	$(223,150)	$(114,510)

Net loss per share of common stock	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	16,735,027	16,174,260	16,655,319	16,144,426

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows
(Unaudited)
	For the Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(223,150)	$(114,510)

Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	29,247	44,003
Stock compensation-options	32,226	31,465
Changes in operating assets and liabilities:
Increase in accounts receivable	-	-
Increase (decrease) in accounts payable	(7,249)	1,557
Increase in accounts payable related parties	32,123	12,489
Increase in accrued liabilities and other	121,580	17,015
Net Cash Flows Used by Operating Activities	(15,223)	(7,981)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Payments on related party revolving line of credit	(10,000)	7,983
Proceeds from issuance of common stock	60,000	-
Net Cash Flows Provided by Financing Activities	50,000	7,983

Net Change in Cash	34,777	2

Cash at Beginning of Period	100	-

Cash at End of Period	$34,877	$2

Supplemental Disclosure of Cash Flow Information

Cash paid for interest	-	-
Cash paid for taxes	-	-
Stock issued for accounts payable and accrued liabilities	$65,000	$-

The accompanying notes are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements June 30, 2018

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,217,766 at June 30, 2018. During the three-month period ended June 30, 2018, the Company generated no revenues. At June 30, 2018 the Company had an accumulated deficit of $6,805,047.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on September 28, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2017 as reported in Form 10-K have been omitted.

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

Notes to the Financial Statements June 30, 2018

(Unaudited)

NOTE 2. CAPITAL STOCK.

During the six-month period ended June 30, 2018, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three- and six-month period ended June 30, 2018 the Company recorded an expense of $12,352 and $22,247, respectively for the share grants.

On March 13, 2018, Mr. Robert Flynn was appointed to the Board as Director, Secretary and Treasurer. Mr. Flynn was issued 50,000 shares of common stock upon appointment to the Board.  On April 3, 2018, Mr Flynn converted $5,000 in consulting fees into 43,650 shares of common stock.

On April 3, 2018, Thomas Lindholm converted $60,000 of accrued CEO compensation into 333,597 shares of common stock.

On June 27, 2018, the Company named Mr. Richard M. Nummi, Director and Chairman of the Executive Compensation Committee.

Subject to vesting requirements, the Company granted 50,000 shares of common stock valued at $18,500 to Mr. Nummi on the date of this agreement which has been included in accrued interest and other liabilities in the June 30, 2018 balance sheet.  The shares were issued on July 13, 2018.

During the quarter ended June 30, 2018, the Company received, under a private placement, $60,000 for subscription to 300,000 shares of common stock at $.20 per share. The shares were issued in September 2018.

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

During the six months ended June 30, 2018, no stock options were granted.

Stock option expense of $16,113and $32,226 was recorded during the three and six-month period ended June 30, 2018.

NOTE 3. SUBSEQUENT EVENTS

Directors and Management

In July 2018, Mr. Lindholm was issued 142,581 shares for previously accrued compensation and Mr Flynn was issued 79,890 shares for previously accrued consulting fees.

Public Stock Issuer Analytics, Inc. (“PISA”):

On November 11, 2017, the PISA Intellectual Property License Agreement was extended ten years from September 30, 2017 through September 30, 2027. Pursuant to the terms of the intellectual property license, the Company issued 60,000 shares through September 30, 2018 to Public Issuer Stock Analytics.

J.H. Brech Revolving 8% Credit Note:

The balance on the line of credit as of September 30, 2018 was $215,796.

Other:

During September 2018, the Company issued 1,235,000 shares of common stock for $247,000.  $60,000 of this amount was received in August 2018 and is shown in common stock in the accompanying balance sheet.

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and six months ended June 30, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2017 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Going Concern

We have incurred accumulated losses of $6,805,047 as of June 30, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of June 30, 2018, and December 31, 2017, the Company owed JH Brech, LLC (“Brech”), a related party, $315,796 and $325,796, respectively for amounts advanced to the Company for working capital expenses. The maturity date on the Line of Credit was June 19. 2014. The balance is past due and is classified as a current liability as of June 30, 2018 and December 31, 2017. As of the date of this Report, Brech has not declared a default on the Line of Credit and has continued to advance us money under the line of credit from time to me. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Results of Operations

During the three and six months ended June 30, 2018, we recognized no revenues from operational activities.

During the fiscal quarter ended June 30, 2018, we recognized software licensing fees-related party of $12,352 as compared to $13,120 during the same quarter in 2017. The decrease of $768 or 6% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. Other general and administrative expenses were $94,785 compared to $38,508 during the same quarter in 2017. The increase of $56,277 or 146% was primarily the result of an increase in CEO compensation, legal and director fees.

Interest expenses- related party decreased $365 due to lower borrowings under our line of credit with Brech.

During the three months ended June 30, 2018, we recognized a net loss of $123,578 compared to $68,461 for the same quarter in 2017. The increase of $55,117 was attributable to higher expenses described above.

During the six month period ended June 30, 2018, we recognized software licensing fees-related party of $22,247 as compared to $31,465 during the same period in 2017. The decrease of $9,218 or 30% was attributable to the decrease in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. Other general and administrative expenses were $167,786 compared to $49,562 during the same period in 2017. The increase of $118,224 or 238% was primarily the result of an increase in CEO compensation, director fees and options and legal.

Interest expense for the six months ended June 30, 2018 was consistent with the same period in 2017.

During the six months ended June 30, 2018, we recognized a net loss of $223,150 compared to $114,510 for the same period in 2017. The increase of $108,640 was attributable to higher expenses described above.

We expect that expenses will increase during 2018 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Liquidity and Capital Resources

Six Months Ended June 30, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30
	2018	2017
Net cash used in operating activities	$(15,223)	$(7,981)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	$50,000	$7,983

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2018, we had a working capital deficit of $3,217,766 as compared to a working capital deficit of $3,181,089 at December 31, 2017. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $71,454 at June 30, 2018 from December 31, 2017 primarily related to net increases in accounts payable, accounts payable- related parties, accrued interest and other liabilities and additional advances under our revolving line of credit. Expenses were paid in common stock or were included in accounts payable which decreased $7,249, accounts payable- related parties which increased $32,123 or accrued interest and other liabilities which increased $121,580. At June 30, 2018, we owe a total of $315,796 under the working capital line of credit.

Our balance sheet at June 30, 2018 and December 31, 2017, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At June 30, 2018, we have $521,000 principal amount and $486,451 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the six-month period ending June 30, 2018 was $15,223 as compared to net cash used in operating activities of $7,981 for the six-month period ending June 30, 2017. We did not generate or use any cash from investing activities during the six months ended June 30, 2018 and 2017. Cash flows provided by financing activities during the six months ended June 30, 2018 included an increase in cash of $60,000 from sales of common stock and a decrease from a $10,000 paydown on the line of credit to a related party During the six months ended June 30, 2017, the Company had an increase of cash from proceeds from the line of credit with a related party of $7,983

We have not generated any cash flows from revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations. We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations. In March 2011, we raised $100,000 in a private placement of our securities and we continue to seek the additional necessary capital. We do not, however, have any agreements or understanding with any third party to provide this financing. Until we can raise the necessary funds, we will be unable to further implement our business plan. Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital. If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the six months ended June 30, 2018, the Company authorized the issuance of 120,000 shares valued at $22,247 to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them.

During the quarter ended June 30, 2018, the Company received, under a private placement, $60,000 for subscription to 300,000 shares of common stock at $.20 per share. The shares were issued in September 2018.

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