Form 10-Q
period 2018-09-30
INTREorg SYSTEMS INC.
filed 2018-11-13
CIK 1295560

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Common Stock, no par value, issued and outstanding as of September 30, 2018 was 19,132,135.

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

Item 1. Financial Statements.

Contents

Unaudited Balance Sheets at September 30, 2018 and December 31, 2017	5

Unaudited Statements of Operations for the three and nine months ended September 30, 2018 and 2017	6

Unaudited Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	7

Unaudited Notes to Financial Statements	8

INTREorg Systems, Inc.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash	$45,822	$100
Marketable securities	-	-

Total Current Assets	45,822	100

TOTAL ASSETS	$45,822	$100

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$581,021	$544,608
Accounts payable - related parties	553,012	535,839
Accrued interest and other liabilities	860,292	800,656
Accrued compensation	453,290	453,290
Notes payable	521,000	521,000
Revolving line of credit - related party	225,796	325,796
Total Current Liabilities	3,194,411	3,181,189

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock, no par value; 10,000,000 shares authorized none issued and outstanding	-	-
Common Stock, no par value; 100,000,000 shares authorized 19,182,135 and 16,624,260 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3,883,211	3,400,808
Accumulated deficit	(7,031,800)	(6,581,897)
Total stockholders' deficit	(3,148,589)	(3,181,089)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,822	$100

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues
Services revenues-related party	$-	$-	$-	$-
		-		-
Total revenues	-	-	-	-

Operating expenses
Software licensing fees- related party	29,317	13,429	51,564	44,894
Salaries and wages	30,000	-	90,000	-
General and administrative expenses	151,831	38,875	259,617	88,437
Total operating expenses	211,148	52,304	401,181	133,331

Other expense
Interest Expense	10,555	10,670	31,549	31,664
Interest expense- related party	5,050	6,359	17,173	18,848
Total other expense	15,605	17,029	48,722	50,512

Net loss	$(226,753)	$(69,333)	$(449,903)	$(183,843)

Net loss per share of common stock	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	18,738,978	16,264,260	18,738,978	16,174,700

The accompanying notes are an integral part of these financial statements.

INTREorg Systems, Inc.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(449,903)	$(183,843)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	99,903	105,010
Stock for director and CEO fees	25,500	-
Changes in operating assets and liabilities
Increase in accounts payables	36,413	12,281
Increase in accounts payable related party	17,173	18,848
Increase in accrued liabilities and other	169,636	39,721

Net Cash Flows Used by Operating Activities	(101,278)	(7,983)

Net Cash Flows Provided (Used) by Investing Activities	-	-

Cash Flows from Financing Activities
Related party revolving line of credit	(100,000)	7,983
Proceeds from issuance of common stock	247,000	-

Net Cash Flows Provided by Financing Activities	147,000	7,983

Net increase (decrease) in cash	45,722	-

Cash and cash equivalents at beginning of year	100	-

Cash and cash equivalents at end of quarter	$45,822	$-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Stock issued in settlement of debt and accounts payable	$110,000	$-

The accompanying financial statements are an integral part of these financial statements.

INTREORG SYSTEMS, INC.

Notes to the Financial Statements

September 30, 2018

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's current liabilities exceed the current assets by $3,148,589 at September 30, 2018. At September 30, 2018, the Company had an accumulated deficit of $7,031,800.

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

Basis of Presentation

Interim Accounting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC") and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on October 3, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2017 as reported in Form 10-K have been omitted.

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

Notes to the Financial Statements

September 30, 2018

(Unaudited)

NOTE 2.CAPITAL STOCK.

During the nine-month period ended September 30, 2018, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date. During the three- and nine-month period ended September 30, 2018 the Company recorded an expense of $29,317 and $51,564, respectively for the share grants.

On March 13, 2018, Mr. Robert Flynn was appointed to the Board as Director, Secretary and Treasurer. Mr. Flynn was issued 50,000 shares of common stock upon appointment to the Board.  During the nine months ended September 30, 2018, Mr Flynn converted $20,000 in consulting fees into 123,540 shares of common stock.

During the nine months ended September 30, 2018, Thomas Lindholm converted $90,000 of accrued CEO compensation into 476,692 shares of common stock.

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

During the quarter ended September 30, 2018, the Company received, under a private placement, $187,000 for subscription to 935,000 shares of common stock at $.20 per share. The shares were issued in September 2018.

2010 Stock Option and Award Incentive Plan-

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

During the nine months ended September 30, 2018, no stock options were granted.

Stock option expense of $16,113 and $48,339was recorded during the three and nine-month period ended September 30, 2018.

ITEM 2. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our unaudited financial statements for the three and nine months ended September 30, 2018 and 2017 and notes thereto contained elsewhere in this Report, and our annual report on Form 10-K for the year ended December 31, 2017 including the financial statements and notes thereto. The following discussion and analysis contain forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Note Concerning Forward-Looking Statements.”

Going Concern

We have incurred accumulated losses of $7,031,800 as of September 30, 2018. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

As of September 30, 2018, and December 31, 2017, the Company owed JH Brech, LLC (“Brech”), a related party, $225,796 and $325,796, respectively for amounts advanced to the Company for working capital expenses. On September 27, 2018, the maturity date on the Line of Credit was extended to June 30, 2020.. The Company’s notes payable totaling $521,000 are past due and in default and we do not have sufficient funds to repay these obligations.

Results of Operations

During the three and nine months ended September 30, 2018, we recognized no revenues from operational activities.

During the fiscal quarter ended September 30, 2018, we recognized software licensing fees-related party of $29,317 as compared to $13,429 during the same quarter in 2017. The increase of $15,888 or 118% was attributable to the increase in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. Other general and administrative expenses were $151,831 compared to $38,875 during the same quarter in 2017. The increase of $112,956 or 291% was primarily the result of an increase in CEO compensation, legal and director fees.

Interest expenses- related party decreased $1,309 due to lower borrowings and payments under our line of credit with Brech.

During the three months ended September 30, 2018, we recognized a net loss of $226,753 compared to $69,333 for the same quarter in 2017. The increase of $157,420 was attributable to higher expenses described above.

During the nine-month period ended September 30, 2018, we recognized software licensing fees-related party of $51,564 as compared to $44,894 during the same period in 2017. The increase of $6,670 or 15% was attributable to the increase in fair value of our stock issuances to PISA for software licensing fees. PISA receives 20,000 shares per month under the terms of our agreement. Other general and administrative expenses were $259,617 compared to $88,437 during the same period in 2017. The increase of $171,180 or 194% was primarily the result of an increase in CEO compensation, director fees and options and legal.

Interest expense for the nine months ended September 30, 2018 was consistent with the same period in 2017.

During the nine months ended September 30, 2018, we recognized a net loss of $449,903 compared to $183,843 for the same period in 2017. The increase of $266,060 was attributable to higher expenses described above.

We expect that expenses will increase during 2018 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Liquidity and Capital Resources

Nine Months Ended September 30, 2018 and 2017

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months Ended September 30
	2018	2017
Net cash used in operating activities	$(101,278)	$(7,983)
Net cash (used in) investing activities	-	-
Net cash provided by financing activities	$147,000	$7,983

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2018, we had a working capital deficit of $3,148,589 as compared to a working capital deficit of $3,181,089 at December 31, 2017. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs. Our current liabilities increased $13,223 at September 30, 2018 from December 31, 2017 primarily related to net increases in accounts payable, accounts payable-related parties, accrued interest and other liabilities, netted with payments on our revolving line of credit. Expenses were paid in common stock or were included in accounts payable which increased $36,413, accounts payable-related parties which increased $17,173 or accrued interest and other liabilities which increased $59,636. At September 30, 2018, we owe a total of $225,796 under the working capital line of credit.

Our balance sheet at September 30, 2018 and December 31, 2017, includes $453,290 of accrued contingencies. This amount represents an estimate of certain operating liabilities which may have been incurred by prior management that we are unable to confirm.

At September 30, 2018, we have $521,000 principal amount and $453,291 of accrued interest due under the terms of various promissory notes to third parties. These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations. As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the nine-month period ending September 30, 2018 was $101,278 as compared to net cash used in operating activities of $7,983 for the nine-month period ending September 30, 2017. We did not generate or use any cash from investing activities during the nine months ended September 30, 2018 and 2017. Cash flows provided by financing activities during the nine months ended September 30, 2018 included an increase in cash of $247,000 from sales of common stock and a decrease from a $100,000 paydown on the line of credit to a related party.

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

We carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2018, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

During the nine-month period ended September 30, 2018, the Company authorized the issuance of 20,000 shares per month to Public Issuer Stock Analytics pursuant to the terms of the intellectual property license and consulting agreement the Company maintains with them. The grants are valued at the closing price of the Company’s common stock as of the grant date.

During the nine-month period ended September 30, 2018, the Company sold 1,235,000 common shares for $.20 per share, or $247,000.

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

10.5	Form of Third Letter of Addendum and Third Amendment to $500,000 8% Revolving Credit Note by and between the Company and J.H. Brech, LLC
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)
101	Interactive Data Files (Filed herewith)
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTREorg Systems, Inc.

Dated November 13, 2018

By: /s/ Thomas E. Lindholm
Thomas E. Lindholm
Interim President and CEO